Form 10-Q
period 2020-09-30
Industrial Tech Acquisitions, Inc.
filed 2020-11-16
CIK 1816696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39416

INDUSTRIAL TECH ACQUISITIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	85-1316132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5090 Richmond Avenue Suite 319 Houston, TX 77056
(Address of Principal Executive Offices, including zip code)

(713) 599-1300
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one Redeemable Warrant	ITACU	The NASDAQ Stock Market LLC
Class A Common Stock, par value $0.0001 per share	ITAC	The NASDAQ Stock Market LLC
Warrants, each exercisable for one share Class A Common Stock for $11.50 per share	ITACW	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of November 16, 2020, there were 7,774,836 shares of Class A common stock and 1,902,900 shares of Class B common stock of the registrant issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

INDUSTRIAL TECH ACQUISITIONS, INC.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

(Unaudited)

Assets
Cash	$659,078
Total current assets	659,078
Marketable securities held in Trust Account	75,750,934
Total Assets	$76,410,012

Liabilities and Stockholders’ Equity
Accounts payable	$5,000
Due to related party	1,816
Total current liabilities	6,816
Deferred underwriters’ discount	2,625,000
Total liabilities	2,631,816

Commitments
Class A common stock subject to possible redemption, 6,809,722 shares at redemption value	68,778,192

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 840,278 shares issued and outstanding (excluding 6,809,722 shares subject to possible redemption)	84
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 2,156,250 shares issued and outstanding (1)	216
Additional paid-in capital	5,052,180
Accumulated deficit	(52,476)
Total stockholders’ equity	5,000,004

Total Liabilities and Stockholders’ Equity	$76,410,012

(1)	Includes up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. (See Note 5)

See accompanying notes to condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2020	For the period from June 2, 2020 (Inception) to September 30, 2020
Formation and operating costs	$51,679	$53,495
Loss from operations	(51,679)	(53,495)

Other Income
Interest income	1,019	1,019
Total other income	1,019	1,019

Net loss	$(50,660)	$(52,476)

Weighted average shares outstanding, basic and diluted (1)	2,047,500	2,007,250
Basic and diluted net loss per common share (2)	$(0.03)	$(0.03)

(1)	Excludes up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters and 6,809,722 shares subject to possible redemption. (See Note 5)
(2)	Excludes interest income attributable to shares subject to possible redemption of $831.

See accompanying notes to condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of June 2, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	2,156,250	216	24,784	—	25,000
Net loss	—	—	—	—	—	(1,816)	(1,816)
Balance as of June 30, 2020 (Unaudited)	—	$—	2,156,250	216	24,784	$(1,816)	$23,184
Sale of Units in Initial Public Offering	7,500,000	750	—	—	74,999,250	—	75,000,000
Sale of Private Placement Warrants to Sponsor in private placement	—	—	—	—	3,075,000	—	3,075,000
Underwriting fee	—	—	—	—	(1,125,000)	—	(1,125,000)
Issuance of representative shares	150,000	15	—	—	1,985	—	2,000
Deferred underwriting fee	—	—	—	—	(2,625,000)	—	(2,625,000)
Unit purchase option	—	—	—	—	100	—	100
Fair value of unit purchase option	—	—	—	—	390,000	—	390,000
Offering costs charged to the stockholders’ equity	—	—	—	—	(911,428)	—	(911,428)
Change in Class A common stock subject to possible redemption	(6,809,722)	(681)	—	—	(68,777,511)	—	(68,778,192)
Net loss	—	—	—	—	—	(50,660)	(50,660)
Balance as of September 30, 2020 (Unaudited)	840,278	$84	2,156,250	$216	$5,052,180	$(52,476)	$5,000,004

(1)	Includes up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. (See Note 5)

See accompanying notes to condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the period from June 2, 2020 (Inception) to September 30, 2020
Cash Flows from Operating Activities:
Net loss	$(52,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by related party	1,816
Interest earned on marketable securities held in Trust Account	(934)
Changes in current assets and current liabilities:
Accounts payable	5,000
Net cash used in operating activities	(46,594)

Cash Flows from Investing Activities:
Marketable securities held in Trust Account	(75,750,000)
Net cash used in investing activities	(75,750,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	73,875,000
Proceeds from private placement	3,075,000
Proceeds from issuance of founder shares	25,000
Proceeds from issuance of promissory note to related party	175,000
Proceeds from underwriter’s unit purchase option	100
Repayment of promissory note to related party	(175,000)
Payments of offering costs	(519,428)
Net cash provided by financing activities	76,455,672

Net Change in Cash	659,078
Cash - Beginning	-
Cash - Ending	$659,078

Supplemental Disclosure of Non-cash Financing Activities:
Original value of Class A common stock subject to possible redemption	$68,828,860
Change in value of Class A common stock subject to possible redemption	$(50,668)
Deferred underwriting commissions charged to additional paid-in capital	$2,625,000

See accompanying notes to condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(UNAUDITED)

Note 1 – Organization and Business Operations

Organization and General

Industrial Tech Acquisitions, Inc. is a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended (the Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location.

The Company has selected December 31 as its fiscal year end.

As of September 30, 2020, the Company had not yet commenced any operations. All activity for the period from June 2, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

Financing

The registration statement for the Company’s IPO was declared effective on September 8, 2020 (the “Effective Date”). On September 11, 2020, the Company consummated the IPO of 7,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $75,000,000, which is described in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 3,075,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Industrial Tech Partners, LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $3,075,000, which is described in Note 4.

Transaction costs amounted to $4,661,428 consisting of $1,125,000 of underwriting fee, $2,625,000 of deferred underwriting fee, the fair value of the option granted to the underwriters of $390,000, the fair value of the shares issued to the underwriters of $2,000 deemed as underwriters’ compensation, and $519,428 of other offering costs.

Trust Account

Following the closing of the IPO on September 11, 2020, an amount of $75,750,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $50,000 of interest to pay dissolution expenses), the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial business combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate a business combination), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.10 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The shares of common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination) to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its franchise and income taxes, divided by the number of then outstanding public shares, subject to applicable law and as further described in registration statement, and then seek to dissolve and liquidate.

The Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares and public shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares if the Company fails to complete the initial business combination within the Combination Period.

Liquidation

The Sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their founder shares if the Company fails to complete the initial business combination within the Combination Period. In the event of such distribution, the Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity

As of September 30, 2020, the Company had cash outside the Trust Account of $659,078 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of September 30, 2020, none of the amount in the Trust Account was available to be withdrawn as described above.

Through September 30, 2020, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $175,000 which were repaid upon the IPO (as described in Note 5) and the remaining net proceeds from the IPO and the sale of Private Placement Warrants (as described in Note 3 and 4).

The Company anticipates that the $659,078 outside of the Trust Account as of September 30, 2020, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of September 30, 2020 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on September 10, 2020. The interim results for the three months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020.

Marketable Securities Held in Trust Account

At September 30, 2020, the assets held in the Trust Account were held in treasury funds.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2020, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2020, 6,809,722 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Net Loss per Common Share

The Company’s condensed statements of operations include a presentation of loss per share for common share subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. An aggregate of 6,809,722 Class A common stock subject to possible redemption at September 30, 2020 was excluded from the calculation of basic loss per share of common stock since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. An aggregate of 281,250 shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters was also excluded from the calculation of basic loss per share of common stock. The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase an aggregate of 10,575,000 shares of the Company’s Class A common stock in the calculation of diluted loss per share, since they are not yet exercisable.

Below is a reconciliation of the net loss per common share:

	For the three months ended September 30, 2020	For the period from June 2, 2020 (Inception) to September 30, 2020
Net loss	$(50,660)	$(52,476)
Less: income attributable to common stock subject to possible redemption	(831)	(831)
Adjusted net loss	$(51,491)	$(53,307)

Weighted average shares outstanding, basic and diluted	2,047,500	2,007,250

Basic and diluted net loss per common share	$(0.03)	$(0.03)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, on September 11, 2020, offering costs totaling $4,661,428 have been charged to stockholders’ equity (consisting of $1,125,000 in underwriting fee, $2,625,000 in deferred underwriting fee, the fair value of the option granted to the underwriters of $390,000, the fair value of the shares issued to the underwriters of $2,000 deemed as underwriters’ compensation, and approximately $519,428 of other cash expenses).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the ”COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial business combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial business combination in a timely manner. The Company’s ability to consummate an initial business combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the IPO on September 11, 2020, the Company sold 7,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, and one warrant to purchase one share of Class A common stock. Each warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment. Each warrant will become exercisable on the later of 30 days after the completion of the initial business combination or 12 months from the closing of the IPO and will expire five years after the completion of the initial business combination, or earlier upon redemption or liquidation. (see Note 7).

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Company consummated the Private Placement with the Company’s Sponsor purchasing an aggregate of 3,075,000 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $3,075,000. The proceeds from the sale of the Private Placement Warrants were added to the proceeds from the IPO held in the Trust Account. The Private Placement Warrants are identical to the warrants sold in the IPO except that the Private Placement Warrants, so long as they are held by the Sponsor or their permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights.

The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor, the underwriters or their permitted transferees. If the Private Placement Warrants are held by holders other than the Sponsor, the underwriters or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units being sold in the IPO. In addition, for as long as the Private Placement Warrants are held by the underwriters or their designees or affiliates, they may not be exercised after five years from the Effective Date.

Note 5 — Related Party Transactions

Promissory Note — Related Party

On June 24, 2020, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 to be used for a portion of the expenses of the IPO. This loan is non-interest bearing, unsecured and due at the earlier of December 31, 2020 or the closing of the IPO. The loan would be repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. On September 11, 2020, the Company had drawn down $175,000 under the promissory note with the Sponsor to pay for offering expenses. On September 14, 2020, the Company repaid $175,000 to the Sponsor.

Due to Related Parties

As of September 30, 2020, related parties paid an aggregate of $1,816 on behalf of the Company to pay for formation costs.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

Related Party Extension Loans

The Company will have until 15 months from the closing of the IPO to consummate an initial business combination. However, if the Company anticipates that it may not be able to consummate its initial business combination within 15 months, the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months (for a total of up to 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate its initial business combination, the Company’s Sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account $750,000, or up to $862,500 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case) on or prior to the date of the applicable deadline, for each three month extension (up to an aggregate of $1,500,000 (or up to $1,725,000 if the underwriters’ over-allotment option is exercised in full), or $0.20 per share, if the Company extends for the full six months). Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of the Company’s initial business combination. If the Company completes its initial business combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the Company’s initial stockholders contains a provision pursuant to which he Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete its initial business combination.

Founder Shares

On June 24, 2020, the Company issued 1,725,000 shares of Class B common stock to the Sponsor for $25,000 in cash, or approximately $0.014 per share, in connection with formation. On August 13, 2020, the Company effected a 0.25 for 1 stock dividend for each share of Class B common stock outstanding, resulting in the sponsor holding an aggregate of 2,156,250 founder shares (up to 281,250 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised).

The Sponsor has agreed not to transfer, assign or sell its founder shares until the earlier of (i) one year after the date of the consummation of the Company’s initial business combination or (ii) the date on which the closing price of the Company’s shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 150 days after the Company’s initial business combination. Notwithstanding the foregoing, if, subsequent to the Company’s initial business combination, the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

Administrative Support Agreement

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. For the period from September 11, 2020 to September 30, 2020, the Company incurred $10,000 of administrative services under this arrangement. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 6 — Commitments

Registration Rights

The holders of the founder shares, Private Placement Warrants, shares of Class A common stock underlying the Private Placement Warrants, securities underlying the unit purchase option, and securities that may be issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement signed on September 8, 2020. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the Effective Date and may not exercise their demand rights on more than one occasion.

Underwriters Agreement

The underwriters have a 45-day option beginning September 11, 2020 to purchase up to an additional 1,125,000 units to cover over-allotments, if any.

On September 11, 2020, the underwriters were paid a cash underwriting fee of 1.5% of the gross proceeds of the Initial Public Offering, or $1,125,000 (or up to $1,350,000 if the underwriters’ over-allotment is exercised in full). Additionally, the underwriters will be entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the Initial Public Offering, or $2,625,000 (or up to $3,018,750 if the underwriters’ over-allotment is exercised in full), upon the completion of the Company’s initial business combination.

Unit Purchase Option

The Company sold to Maxim Group LLC (“Maxim”), the representative of the underwriters (and/or its designees), for $100, an option to purchase up to a total of 200,000 units (or 230,000 units if the underwriters’ over-allotment option is exercised in full) exercisable, in whole or in part, at $11.50 per unit, commencing on the later of (i) the consummation of a Business Combination , or (ii) six months from September 11, 2020. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the Effective Date. The Company estimated the fair value of the unit purchase option is $390,000 (or $1.95 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option to be granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 27.49%, (2) risk-free interest rate of 0.26% and (3) expected life of five years. The expected volatility was determined by the Company based on the historical volatilities of a set of comparative special purpose acquisition companies (“SPAC”), and the risk-fee interest rate was determined by reference to the U.S. Treasury yield curve in effect for time period equals to the expected life of the unit purchase option. The option and the 200,000 units (or 230,000 units if the underwriters’ over-allotment option is exercised in full), as well as the 200,000 shares of Class A common stock (or 230,000 shares if the underwriters’ over-allotment option is exercised in full), and the warrants to purchase 200,000 shares of Class A common stock (or 230,000 shares if the underwriters’ over-allotment option is exercised in full) that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the Effective Date or the commencement of sales in the IPO pursuant to Rule 5110(g)(1) of FINRA’s Rules, during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following September 11, 2020 except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holders demand and “piggy-back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of shares of Class A common stock at a price below its exercise price. The Company will have no obligation to net cash settle the exercise of the purchase option or the warrants underlying the purchase option. The holder of the purchase option will not be entitled to exercise the purchase option or the warrants underlying the purchase option unless a registration statement covering the securities underlying the purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the purchase option or underlying warrants, the purchase option or warrants, as applicable, will expire worthless.

Right of First Refusal

Subject to certain conditions, the Company will grant Maxim, for a period of 12 months after the date of the consummation of a Business Combination, a right of first refusal to act as lead underwriters or minimally as a co-manager, with at least 75% of the economics; or, in the case of a three-handed deal 50% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement.

Representative’s Common Stock

On September 11, 2020, the Company issued to Maxim Partners LLC and/or its designees, 150,000 shares of Class A common stock (the “representative shares”). The Company estimated the fair value of the stock to be $2,000 based upon the price of the founder shares issued to the Sponsor. The stock were treated as underwriters’ compensation and charged directly to stockholders’ equity.

Maxim has agreed not to transfer, assign or sell any such shares until the completion of the Company’s initial business combination. In addition, Maxim has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the Company’s initial business combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial business combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination).

The shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners.

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At September 30, 2020, there were no shares of preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 Class A common shares at par value of $0.0001 each. At September 30, 2020, the Company has issued an aggregate of 840,278 shares of Class A common stock, excluding 6,809,722 shares of Class A common shares subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 Class B common shares at par value of $0.0001 each. At June 24, 2020, the Company issued 1,725,000 shares of Class B common shares to its initial stockholder, Industrial Tech Partners, LLC, for $25,000, or approximately $0.014 per share. The founder shares include an aggregate of up to 225,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On August 13, 2020, the Company effected a 0.25 for 1 stock dividend for each share of Class B common stock outstanding, resulting in the initial stockholder holding an aggregate of 2,156,250 shares of Class B common shares (up to 281,250 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). As of September 30, 2020, there were 2,156,250 shares of Class B common stock issued and outstanding.

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier of (i) one year after the date of the consummation of the Company’s initial business combination or (ii) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of our initial stockholders with respect to any founder shares. Notwithstanding the foregoing, if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 150 days after the Company’s initial business combination, the founder shares will no longer be subject to such transfer restrictions. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial stockholders with respect to any founder shares.

The shares of Class B common stock will automatically convert into shares of the Company’s Class A common stock at the time of its initial business combination on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial business combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the IPO (not including the shares of Class A common stock issuable to Maxim) plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination or any private placement-equivalent units issued to the Sponsor, its affiliates or certain of officers and directors upon conversion of Working Capital Loans made to the Company).

Holders of the Class A common stock and holders of the Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders, with each share of common stock entitling the holder to one vote.

Warrants — Each warrant entitles the holder thereof to purchase one share of the Company’s Class A common stock at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Company’s sponsor or its affiliates, without taking into account any founder shares held by the Company’s sponsor or its affiliates, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable on the later of 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination) or 30 days after the completion of its initial business combination, and will expire five years after the completion of the Company’s initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a prospectus is current. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of Class A common stock underlying such unit.

Once the warrants become exercisable, the Company may call the warrants for redemption (excluding the Private Placement Warrants but including any outstanding warrants issued upon exercise of the unit purchase option issued to the representative and/or its designees):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company send the notice of redemption to the warrant holders.

If the Company calls the warrants for redemption as described above, the management will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis.” If the management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of shares of Class A common stock equal to the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

The exercise price and number of shares of common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of common stock at a price below their respective exercise prices.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On October 13, 2020, the Company consummated the sale of an additional 123,600 Units that were subject to the underwriters’ over-allotment option at $10.00 per Unit, generating gross proceeds of $1,236,000. Simultaneously with the sale of the over-allotment option Units, the Company consummated the private sale of an additional 37,080 Private Placement Warrants, generating gross proceeds of $37,080. Following the closing of the over-allotment option, an aggregate amount of $76,998,600 has been placed in the Company’s Trust Account established in connection with the IPO. The Sponsor forfeited 253,350 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The Company paid an additional underwriting discount at the closing of the additional Units sold pursuant to the underwriters’ over-allotment option of $24,720, and an additional fee of $43,260 was deferred and will become payable upon the Company’s completion of an initial business combination. The deferred portion of the additional discount will become payable to the underwriters from the amounts held in the trust account solely in the event the Company complete our initial business combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to Industrial Tech Acquisitions, Inc., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the initial public offering (the “IPO”) and the private placement of the private placement warrants (“Private Placement Warrants”), the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of this offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

On September 11, 2020, we consummated our IPO of 7,500,000 units (the “Units”). Each Unit consists of one share of Class A common stock, $0.0001 par value per share, and one warrant, each warrant exercisable into one share of Class A common stock at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $75,000,000. The Company granted the underwriters in the IPO a 45-day option to purchase up to 1,125,000 additional Units solely to cover over-allotments, if any. Simultaneously with the consummation of the IPO, we consummated the private placement of 3,075,000 warrants to Industrial Tech Partners, LLC (the “Sponsor”) at a price of $1.00 per Private Placement Warrant, generating total proceeds of $3,075,000. We paid an underwriting discount at the closing of the IPO of $1,125,000. An additional fee of $2,625,000 was deferred and will become payable upon our completion of an initial business combination. The deferred portion of the discount will become payable to the underwriters from the amounts held in the trust account solely in the event we complete our initial business combination.

On September 11, 2020, an amount of $75,750,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as trustee.

On October 13, 2020, we consummated the sale of an additional 123,600 Units that were subject to the underwriters’ over-allotment option at $10.00 per Unit, generating gross proceeds of $1,236,000. Simultaneously with the sale of the over-allotment option Units, the Company consummated the private sale of an additional 37,080 Private Placement Warrants, generating gross proceeds of $37,080. Following the closing of the over-allotment option, an aggregate amount of $76,998,600 has been placed in our Trust Account established in connection with the IPO. The Sponsor forfeited 253,350 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The Company paid an additional underwriting discount at the closing of the additional Units sold pursuant to the underwriters’ over-allotment option of $24,720, and an additional fee of $43,260 was deferred and will become payable upon the Company’s completion of an initial business combination. The deferred portion of the additional discount will become payable to the underwriters from the amounts held in the trust account solely in the event the Company complete our initial business combination.

Results of Operations

Our entire activity from inception up to September 11, 2020 was related to our formation and the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the three months ended September 30, 2020, we had a net loss of $50,660 which was comprised of operating costs of $51,679, interest income of $934 from marketable securities held in our Trust Account, and interest income of $85 from our bank account.

For the period from June 2, 2020 (Inception) to September 30, 2020, we had a net loss of $52,476 which was comprised of operating costs of $53,495, interest income of $934 from marketable securities held in our Trust Account, and interest income of $85 from our bank account.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of this offering through receipt of a $25,000 capital contribution from our sponsor in exchange for the issuance of the founder shares to our sponsor and $175,000 in loans from our sponsor, which were repaid upon our IPO and not outstanding as of September 30, 2020, and the remaining net proceeds from our offering and private placements.

As of September 30, 2020, we had cash outside the trust account of $659,078 available for working capital needs. All remaining cash was held in the Trust Account and is generally unavailable for our use, prior to an initial business combination, and is restricted for use either in a business combination or to redeem common stock. As of September 30, 2020, none of the amount on deposit in the trust account was available to be withdrawn.

We anticipate that the $659,078 outside of the trust account as of September 30, 2020, will be sufficient to allow us to operate for at least the next 12 months, assuming that a business combination is not consummated during that time. Until consummation of its business combination, we will be using the funds not held in the trust account, and any additional working capital loans from the initial stockholders, our officers and directors, or their respective affiliates, for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

In order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. In the event that a business combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating its business. However, if our estimates of the costs of undertaking in-depth due diligence and negotiating business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the business combination. Moreover, we will need to raise additional capital through loans from our sponsor, officers, directors, or third parties. None of the sponsor, officers or directors are under any obligation to advance funds to, or to invest in us. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

Contractual Obligations

Registration Rights

The holders of the founder shares, Private Placement Warrants, shares of Class A common stock underlying the Private Placement Warrants, securities underlying the unit purchase option, and securities that may be issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration rights agreement signed on September 8, 2020. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us. Notwithstanding the foregoing, the underwriters may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date and may not exercise their demand rights on more than one occasion.

Underwriters Agreement

The underwriters have a 45-day option beginning September 11, 2020 to purchase up to an additional 1,125,000 units to cover over-allotments, if any.

On September 11, 2020, the underwriters were paid a cash underwriting fee of 1.5% of the gross proceeds of the IPO, or $1,125,000 (or up to $1,350,000 if the underwriters’ over-allotment is exercised in full). Additionally, the underwriters will be entitled to a deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $2,625,000 (or up to $3,018,750 if the underwriters’ over-allotment is exercised in full), upon the completion of an initial business combination.

Unit Purchase Option

We sold to Maxim Group LLC the representative of the underwriters (and/or its designees), for $100, an option to purchase up to a total of 200,000 units (or 230,000 units if the underwriters’ over-allotment option is exercised in full) exercisable, in whole or in part, at $11.50 per unit, commencing on the later of (i) the consummation of a business combination, or (ii) six months from September 11, 2020. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date. The option and the 200,000 units (or 230,000 units if the underwriters’ over-allotment option is exercised in full), as well as the 200,000 shares of Class A common stock (or 230,000 shares if the underwriters’ over-allotment option is exercised in full), and the warrants to purchase 200,000 shares of Class A common stock (or 230,000 shares if the underwriters’ over-allotment option is exercised in full) that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the Effective Date or the commencement of sales in the IPO pursuant to Rule 5110(g)(1) of FINRA’s Rules, during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following September 11, 2020 except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holders demand and “piggy-back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. We will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of shares of Class A common stock at a price below its exercise price. We will have no obligation to net cash settle the exercise of the purchase option or the warrants underlying the purchase option. The holder of the purchase option will not be entitled to exercise the purchase option or the warrants underlying the purchase option unless a registration statement covering the securities underlying the purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the purchase option or underlying warrants, the purchase option or warrants, as applicable, will expire worthless.

Right of First Refusal

Subject to certain conditions, we will grant Maxim, for a period of 12 months after the date of the consummation of a business combination, a right of first refusal to act as lead underwriters or minimally as a co-manager, with at least 75% of the economics; or, in the case of a three-handed deal 50% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our unaudited financial information. We describe our significant accounting policies in Note 2—Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our unaudited financial statements have been prepared in accordance with U.S. GAAP. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the report of the independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on September 10, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on September 10, 2020. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $50,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On September 11, 2020, we consummated our Initial Public Offering of 7,500,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $75,000,000. Maxim Group LLC acted as the sole book running manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-242339). The SEC declared the registration statement effective on September 8, 2020.

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 3,075,000 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $3,075,000. On October 13, 2020, in connection with underwriters’ election to partially exercise their option to purchase additional Units, we sold an additional 123,600 Units at $10.00 per Unit, generating total proceeds of $1,236,000. Simultaneously with the sale of the over-allotment option Units, the Company consummated the sale of an additional 37,080 Private Placement Warrants, generating gross proceeds of $37,080. The Private Placement Warrants were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the Initial Public Offering, the sale of the Private Placement Warrants and the partial exercise of the option to purchase additional Units, $76,998,600 was placed in the Trust Account.

We paid a total of $1,149,720 in underwriting discounts and commissions and $519,428 for other offering costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer a total of $2,668,260 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation. (1)
4.1	Warrant Agreement, dated September 8, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
10.1	Letter Agreement, dated September 8, 2020, by and among the Company, its officers, its directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated September 8, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.3	Registration Rights Agreement, dated September 8, 2020, by and among the Company, the Sponsor and the Sponsor. (1)
10.4	Administrative Support Agreement, dated September 8, 2020, by and between the Company and Texas Ventures Mgmt, LLC. (1)
10.5	Unit Subscription Agreement, dated September 8, 2020, by and between the Company and the Sponsor. (1)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on September 11, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL TECH ACQUISITIONS, INC.

Date: November 16, 2020		/s/ E. Scott Crist
	Name:	E. Scott Crist
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2020		/s/ R. Greg Smith
	Name:	R. Greg Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)