Form 10-K
period 2020-12-31
Industrial Tech Acquisitions, Inc.
filed 2021-03-31
CIK 1816696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 001-39490

INDUSTRIAL TECH ACQUISITIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	85-1316132
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5090 Richmond Ave, Suite 319 Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 713-599-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock and Warrant	ITACU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	ITAC	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share Class A Common Stock for $11.50 per share	ITACW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒  No  ☐

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2020. The registrant’s units begin trading on The Nasdaq Stock Market LLC on September 9, 2020, and the registrant’s shares of Class A common stock and warrants began trading on The Nasdaq Stock Market on October 30, 2020. The aggregate market value of the public shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the public shares on December 31, 2020, as reported on The Nasdaq Capital Market was $77,303,304.

As of December 31, 2020, there were 7,623,600 units, consisting of 7,623,600 shares of Class A common stock, par value $0.0001 per share and 7,623,600 Warrants, 151,236 shares of Class A common stock and 1,905,900 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“Class A common stock” are to our Class A common stock, par value $0.0001 per share;

●	“Class B common stock” are to our Class B common stock, par value $0.0001 per share;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

ii

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Marcum” are to Marcum LLP, our independent registered accounting firm;

●	“Maxim” are to Maxim Group LLC, the representative of the underwriters in our initial public offering;

●	“management” or our “management team” are to our officers and directors;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering, which private placement warrants are identical to the warrants sold in our initial public offering, subject to certain limited exceptions as described in the prospectus filed in connection with our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor or the underwriters (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2020;

●	“sponsor” are to Industrial Tech Partners, LLC, a Delaware limited liability company, an affiliate of E. Scott Crist, our Chief Executive Officer and Chairman;

●	“trust account” are to the trust account in which an amount of $76,998,360 ($10.10 per unit) from the net proceeds of the sale of the units and private placement warrants in the initial public offering was placed following the closing of the initial public offering

●	“units” are to the units sold in our initial public offering, which consists of one public share and one public warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants; and

●	“we,” “us,” “company” or “our company” are to Industrial Tech Acquisitions, Inc.

iii

PART I

Item 1. Business

Overview

We are an early stage Delaware company structured as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination.

Initial Public Offering

On September 11, 2020, we consummated our initial public offering of 7,500,000 units. Each unit consists of one public share and one public warrant. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $75,000,000.

Simultaneously with the closing of our initial public offering, we completed the private sale of an aggregate of 3,075,000 private placement warrants to our sponsor, generating gross proceeds to the Company of $3,075,000.

On October 13, 2020, the underwriters partially exercised their over-allotment option, resulting in the purchase of an additional 123,600 units, generating total gross proceeds of $1,236,000. In connection with the underwriters’ partial exercise of their over-allotment option, we also consummated the sale of an additional 37,080 private placement warrants at $1.00 per private placement warrant, generating total proceeds of $37,080.

A total of $76,998,360, comprised of $73,886,280 of the proceeds from the IPO (which amount includes $2,668,260 of the underwriters’ deferred discount) and $3,112,080 of the proceeds of the sale of the private placement warrants, was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Our Class A common stock, units and warrants are each traded on Nasdaq under the symbols “ITAC,” “ITACU,” and “ITACW,” respectively. Our units began trading on Nasdaq on September 9, 2020 and our Class A common stock and warrants began trading on Nasdaq on October 30, 2020.

Arbe Business Combination

On March 19, 2021, we entered into a definitive business combination agreement (the “Business Combination Agreement”) with Arbe Robotics Ltd. ("Arbe"), a leading provider of next-generation 4D Imaging Radar solutions. Pursuant to the Business Combination Agreement. Pursuant to the Business Combination Agreement, among other things, a newly formed subsidiary of Arbe will merge with the company, with the company surviving as a wholly-owned subsidiary of Arbe. Arbe is expected to trade on The Nasdaq Stock Market. The transaction is expected to close in late Q2 or early Q3 2021.

We will file a proxy statement in connection with our proposed business combination with Arbe (the “Proxy Statement”). Investors should review the Proxy Statement for additional information regarding the Business Combination Agreement, the proposed business combination and Arbe, including the risks and uncertainties regarding the business combination and Arbe’s business.

Other than as specifically discussed, this Report does not give effect to the transaction.

Our Business

While we may pursue an initial business combination target in any business, industry or geographical location, we are focusing our search on North American targets operating in the industrial and energy focused technology areas including software, mobile and IoT applications, cloud communications and ultra-high bandwidth services, including LTE and 5G communications.

Our management team believes that the adoption of technology in the industrial sectors has traditionally evolved at a slower pace than most other industries. Our management team believes that this is due to large companies that have entrenched and siloed management teams and decision processes which discourage collaboration and adoption of new technologies. As such, many systems and practices are outdated and lack the efficiencies critical for long-term success in a digitally-transformed and technology-enabled world. In addition, the recent Covid-19 pandemic along with the related oil and gas contango has accelerated the need for advanced technologies such as artificial intelligence (“AI”), remote and cloud management, and visibility and analytics, as well as general IoT capabilities for the industrial sectors. Consequently, our management believes that many customers and enterprises are actively embracing such technologies and that there are significant opportunities to pursue a business combination.

We believe that there are attractive opportunities to acquire and merge with rapidly growing technology companies that are at a strategic inflection point. We are focused on identifying companies with disruptive technologies that have enabled them to grow quickly and are positioned to sustain a robust growth trajectory through the addition of new capital, access to public markets, and operational or strategic expertise. We are seeking combination targets that have new or evolving opportunities to respond to changes in the marketplace. We are pursuing a target that presents a significant value proposition to its customer marketplace, including major cost reductions in the field — with a high rate of return on investment (ROI), a substantial decrease in carbon footprint, and/or vast improvements in safety, compliance, and environmental protocol.

Our team has extensive experience in technology-related entrepreneurship, venture capital, private equity and investment banking. In addition, our Chairman and Chief Executive Officer, Scott Crist, has founded, built and successfully exited a number of businesses in the technology, telecommunications, and industrial sectors, including companies involved in emerging 5G, AI and IoT technologies. Management believes that companies that focus on these new technologies will grow significantly faster than more traditional companies. Mr. Crist is a partner at Texas Ventures, a leading technology venture firm and the Chief Executive Officer of Osperity, Inc. a market leader in AI-assisted industrial computer vision. Prior to his current positions, Mr. Crist was the Chief Executive Officer and Chairman of Infrastructure Networks Inc., a leading 4G and 5G-LTE wireless broadband provider for the energy industry, until its control position sale to Apollo Global Management. Earlier in his career, Mr. Crist built Telscape International, Inc. from its start-up stage through multiple acquisitions, into a publicly traded industry leader with a market cap in excess of $100 million. He also was the founding chairman of Asset Nation Inc., formerly known as SalvageSale, Inc., an e-commerce leader in the surplus and salvage industry for the insurance brokerage and underwriting industry. The company was acquired by Ritchie Bros. Auctioneers Incorporated (NYSE: RBA) (“Richie Brothers”) in May 2012. The original SalvageSale platform served as a cornerstone of the Ritchie Brothers e-commerce strategy. Additionally, Mr. Crist founded and has been chairman of the VA-Gov Housing Fund, a partnership of profit and non-profit companies advocating for US veterans and their families since 2012. In this capacity, he became a large lender for the US government’s homeless shelter program for veterans while deploying significant capital and achieving a blended IRR of approximately 15% for the “for-profit” limited partners. Mr. Crist also served as President and Chief Executive Officer for Matrix Telecom, Inc., a long-distance telecommunications company, which ranked 7th on the list of the 500 fastest growing private companies in the US by Inc. Magazine in 1995 and was named an Ernst & Young Entrepreneur of the Year in 2000 for the Texas region.

Being based in Texas allows us to leverage the substantial proprietary deal sourcing, investing and operating expertise of our management team and advisors, including relationships with business leaders and leading entrepreneurs in the upstream and midstream oil and gas industries. In addition, we leverage the deep relationships and long-standing experience that our management team and strategic advisors command in the industrial and technology venture capital and private equity sectors as discussed in “Competitive Advantages” below. We believe that this combination of relationships and experience puts us in an excellent position to locate potential targets, particularly those owned by private equity funds.

Business Combination Criteria

Our business combination criteria is not limited to a particular industry or geographic sector, however, given the experience of our management team and board, we are focusing our search on industrial and energy technology companies with an enterprise value of approximately $250 million to $500 million. We believe that this relative size of target opportunities will enable the Company to pursue companies that are the most attractive from a return standpoint and are less pursued by larger, more established sources of capital.

We have identified the following general criteria and guidelines that we believe are consistent with our acquisition philosophy and our management’s experience, and that we believe are important in evaluating prospective business combination opportunities. We use these criteria and guidelines to evaluate business combination opportunities, but we may decide to consummate our initial business combination with a target business that does not meet one or more of these criteria and guidelines.

●	Large and Compelling Growth Market. We are focusing on investments in industry segments that we believe demonstrate attractive long-term growth prospects and reasonable overall size or potential. We view growth as an important driver of value and will seek companies whose growth potential can generate meaningful upside.

●	Attractive, Inherently Profitable Business With High Operating Leverage. We are seeking to invest in companies that we believe possess not only established business models and sustainable competitive advantages, but also have inherently profitable unit economics.

●	Strong Management Teams. We intend to acquire a business that has an experienced management team with a proven track record for producing rapid growth and with an ability to clearly and confidently articulate the business and market opportunities to public market investors. As such, we will spend significant time assessing a company’s leadership and personnel and evaluating what we can do to augment and/or upgrade the team over time as needed.

●	Opportunity for Operational Improvements. We are seeking to identify businesses that we believe are stable but at an inflection point and would benefit from our ability to drive improvements in the target’s processes, go-to-market strategy, product or service offering, sales and marketing efforts, geographical presence and/or leadership team.

●	Differentiated Products or Services. We are evaluating metrics such as recurring revenues, product life cycle, cohort consistency, pricing per product or customer, cross-sell success and churn rates to focus on businesses whose products or services are differentiated or where we see an opportunity to create value by implementing best practices.

●	Limited Technology Risk. We are seeking to invest in companies that have established market-tested products or service offerings, and do not lend themselves to erratic technology risks.

●	Appropriate Valuations. We are seeking target companies for our initial business combination based on disciplined valuation-centric metrics. Management has significant negotiating and operating experience and recognizes the initial valuation is an important component of the ultimate rate of return.

●	Benefit From Being a Public Company. We are pursuing a business combination with a company that we believe will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile that are associated with being a publicly traded company.

●	Leading Industry Position and Competitive Market Advantage. We are focusing our search on one or more businesses based in the North American market and within industries that we believe have strong fundamentals, favorable prospects and a high likelihood of generating strong risk-adjusted returns for our stockholders. We seek to acquire a business whose products utilize a proprietary or patented technology, have dominate market position in a specific geographic or technological niche, or have some other form of distinct competitive advantage. The factors we consider include management’s credentials, growth prospects, competitive dynamics, level of industry consolidation, need for capital investment, intellectual property, barriers to entry, and merger terms.

●	Potential to Grow, Including Through Further Acquisition Opportunities. We seek to acquire a business which has the potential to supplement its organic growth with a pipeline of potentially actionable acquisitions. We expect to work with the ongoing management team to develop the business strategy around geographic expansion, new products, high-return capital expenditure projects and acquisitions, as well as creating and maintaining the optimal capital structure for growth.

●	High Organic Revenue Growth, Attractive Gross Margins, Prudent Debt. We are seeking to acquire a business that has the ability to grow rapidly across various market conditions and in varying economic cycles and the near-term potential to generate significant increases in revenue as well as strong and sustainable operating margins. To provide reliable guidance, we also seek to acquire a business that has strong visibility on forward financial performance and straightforward operating metrics.

●	Sourced on a Proprietary Basis. We do not expect to participate in broadly marketed processes, but rather aim to leverage our extensive network to source a proprietary initial business combination. Notwithstanding the foregoing, we would consider participating in a process that is focused primarily on special purpose acquisition companies, where we would not compete with a conventional initial public offering or private equity acquisition, or at the tail end of a process when other alternatives have been eliminated, on the strength of our prior experience in closing business combinations or because our company is most appropriately sized to the target.

●	Preparedness for the Process and Public Markets. We seek to acquire a business that has or can put in place prior to the closing of a business combination the governance, financial systems and controls required in the public markets.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we find an opportunity that has characteristics more compelling to us than the characteristics described above, we would pursue such opportunity.

Competitive Strengths and Advantages

We believe that our management team is well positioned to consummate an initial business combination due to its combination of operating and investing expertise. We believe that the most likely business combination targets are those companies at a strategic inflection point, such as rapidly growing companies stepping out from the control of private equity or venture capital owners, family owned businesses seeking some liquidity, or business units being carved out from larger conglomerates. In these scenarios in particular, we believe the experience our management team brings in successfully scaling companies, especially those in the public markets, will be looked upon favorably by both the target company and public stockholders.

Specifically, we believe our competitive strengths to be the following:

●	Experienced Management Team. Our management team and strategic advisors have a substantial investment track record and advisory experience, significant knowledge of both the North American energy and technology markets, access to proprietary deal flow, and strong relationships with business leaders and entrepreneurs in the industrial production, technology, and telecommunications industries. We believe their backgrounds allow us access to proprietary investment opportunities and position us to successfully complete an initial business combination. In addition, our Chairman and Chief Executive Officer has prior experience in entrepreneurship, venture capital, public offerings, and acquisition led growth strategies across multiple industries but with a focus in the energy, industrial, technology and telecommunications space.

●	Flexible Structure. With a public market for our common stock and $75,750,000 in trust, we have flexibility to be able to offer a target business a variety of options in structuring a transaction and funding future growth. Flexibility in using our capital stock, debt, cash or a mixture of the foregoing, allows us to work with a target company to accommodate their needs.

●	Public Company Status. We believe our status as a public company makes us an attractive transaction partner to prospective target businesses. As a public company, we believe the target business would benefit from greater access to capital to fund future growth initiatives, further means of creating incentive and compensation plans for management that are closely aligned with shareholder’s interests, and increased recognition and awareness potentially benefitting sales and recruiting.

●	Established Deal Sourcing Network and Personal Contacts. We maximize our pipeline of potential target investments by proactively approaching our extensive network of contacts, including private equity and venture capital sponsors, family offices, executives of public and private companies, merger and acquisition advisory firms, investment banks, capital markets desks, lenders and other financial intermediaries. We believe the prior investment experience and track record of our team, including our Chairman and Chief Executive Officer’s successful prior involvement in successful investments, will give us a competitive advantage when sourcing potential initial business combination opportunities. relationships with private equity and venture capital firms, and through investment bankers who we believe are likely to provide us with potential combination targets.

●	Deal-making and Capital Markets Experience through all Market Cycles. Our management team and strategic advisors consist of seasoned dealmakers with experience in a wide variety of industries, structures and market conditions, as well as experienced equity and debt capital markets professionals. Most have worked both in the energy and technology markets throughout North America, as principal investors and as advisors, through different market cycles. Our management team and strategic advisors apply the same disciplined approach to acquire a business that they have used in connection with their current advisory services and principal investment activities.

●	Experience with Complex Transactions. Members of our management team and strategic advisors have a track record of completing transactions that involve an element of complexity not well-served by a competitive auction process and on educating counterparties about the benefits of the special purpose acquisition company structure and process. We believe that our management team and strategic advisors’ experience with complex situations requiring creative solutions is expected to lead to less competitive transactions. Members of our management team and strategic advisors also have a history of leveraging their relationship networks for due diligence and to develop a unique perspective and comfort with the issues faced in such complex opportunities.

●	Public Company Operating Expertise. Our team has over 60 cumulative years of experience as either executive officers or directors of private and publicly traded companies, have the ability to shepherd targets through the “going public” process, and to navigate the ongoing challenges of operating as a public company. We anticipate that one or more members of our management team or board, would remain on the board of the company post business combination. In addition, some of the potential acquisition targets we consider may operate within a closely regulated industry. We believe that the expertise within our management team around closely regulated energy and telecommunications industries will be advantageous when evaluating certain acquisition targets.

●	Investment Expertise. Our management team has extensive experience in identifying, evaluating, structuring, acquiring, and investing in privately held companies. Collectively, the members of our management team alone have been involved with or led over fifty acquisitions and investments.

●	Broad Sector Focused Expertise. Our management team brings deep expertise in a wide range of sub-sectors within our target industries. We believe that our diverse range of expertise increases our chances of identifying a business combination target where we have the expertise to appropriately diligence the investment and to provide value post business combination. Specifically, members of our management team have experience operating, investing or serving on boards of companies in the following sub-sectors: oil & gas upstream, downstream and production, renewable and transition fuels, refineries, terminals and network integration.

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. If we are no longer listed on Nasdaq, we would not be required to satisfy the above-referenced fair market value test.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Business Combination Process

In evaluating prospective business combinations, we conduct a thorough due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor or our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Our officers and directors will indirectly own founder shares and/or private placement warrants following our initial public offering. Because of this ownership, our sponsor and our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers and directors have agreed not to participate in the formation of, or become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by December 11, 2021 (or by June 11, 2022, if we extend the period of time to consummate a business combination in full).

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

We believe our management team’s operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships in various industries. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds makes us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) ending on December 31, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for an initial business combination initially in the amount of $76,998,360, after payment of $2,668,260 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations other than looking for an initial business combination for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we are targeting businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and may as a result be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus filed in connection with our initial public offering and will know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination. We have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of an initial business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% of net assets test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective business target, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. In addition, we are focusing our search for an initial business combination in a single industry. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following an initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

TYPE OF TRANSACTION	WHETHER STOCKHOLDER APPROVAL IS REQUIRED
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding shares of common stock or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchases are subject to such reporting requirements.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be approximately $10.10 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 363,050, or 4.8%, of the 7,623,600 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming only a quorum is present at the meeting and only a majority of shares are required to approve the business combination) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation will provide that we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 1,143,540 shares, or 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than 1,143,540 shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 1,143,540 shares, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed initial business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the initial business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed initial business combination is not completed, we may continue to try to complete an initial business combination with a different target until December 11, 2021 (or until a later date up to June 11, 2022, if we extend the period of time to consummate a business combination, as described below).

Extension of Time to Complete Business Combination

We have until December 11, 2021 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by December 11, 2021, we will extend the period of time to consummate a business combination up to two times, each by an additional three months (up to June 11, 2022). Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement to be entered into between us and Continental Stock Transfer& Trust Company on the date of closing our initial public offering, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $762,360 on or prior to the date of the applicable deadline, for each three month extension (up to an aggregate of $1,524,720), or $0.20 per share, if we extend for the full six months. We intend to issue a press release announcing such extension at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees not obligated to fund the trust account to extend the time for us to complete our initial business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have until December 11, 2021 (or until June 11, 2022 if we extend the period of time to consummate a business combination in full) to complete our initial business combination. If we are unable to complete our initial business combination by December 11, 2021 (or by June 11, 2022, if we extend the period of time to consummate a business combination in full), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by December 11, 2021 (or up to June 11, 2022).

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by December 11, 2021 (or by June 11, 2022, if we extend the period of time to consummate a business combination in full). However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by December 11, 2021 (or up to June 11, 2022).

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 11, 2021 (or up to June 11, 2022 if we extend the period of time to consummate a business combination) or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $500,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any franchise and income tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum, our independent registered public accounting firm, and the underwriters of our initial public offering, will not execute agreements with us waiving such claims to the monies held in the trust account.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.10 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.10 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.10 per public share.

We seek to reduce the possibility that our sponsor has to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditor), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to approximately $406,380.90 from the proceeds held outside of the trust account (as of December 31, 2020) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. Because the offering expenses were less than our estimate of $700,000, the amount of funds we hold outside the trust account has increased by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 11, 2021 (or by June 11, 2022, if we extend the period of time to consummate a business combination in full) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 11, 2021 (or by June 11, 2022, if we extend the period of time to consummate a business combination in full), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by December 11, 2021 (or by June 11, 2022, if we extend the period of time to consummate a business combination in full), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following December 11, 2021 (or up to 21st month) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers and auditors) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we have sought and will continue to seek to have all vendors, service providers (other than our independent auditor), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.10 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.10 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 11, 2021 (or by June 11, 2022, if we extend the period of time to consummate a business combination in full) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by December 11, 2021 (or by June 11, 2022, if we extend the period of time to consummate a business combination in full), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered, and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding rights, warrants and unit purchase option, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs and they intend to continue doing so until we have completed our initial business combination. The amount of time they devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination by December 11, 2021 (or by June 11, 2022, if we extend the period of time to consummate a business combination in full). We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following September 11, 2025, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

BUSINESS

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not obtain additional financing to complete our initial business combination or reduce number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination; and

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated September 10, 2020. For risk factors related to Arbe and our business combination with Arbe, see the Proxy Statement we will file.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices are located at 5090 Richmond Ave, Suite 319, Houston, Texas 77056, and our telephone number is 713-599-1300. Our executive offices are provided to us by an affiliate of our sponsor. Commencing with our initial public offering, we have agreed to pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, Class A common stock and warrants are each traded on The Nasdaq Stock Market LLC under the symbols “ITACU,” “ITAC” and “ITACW”, respectively. Our units commenced public trading on September 9, 2020, and our Class A common stock and warrants commenced public trading separately on October 30, 2020.

(b)	Holders

As of March 31, 2021, there was one (1) holder of record of our units, two (2) holders of record of our shares of Class A common stock, one (1) holder of record of our Class B common stock and two (2) holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On September 11, 2020, we consummated our initial public offering of 7,500,000 units. Each unit consists of one share of Class A common stock and one redeemable warrant. The units were sold at a price of $10.00 per unit, generating gross proceeds of $75,000,000.

Simultaneously with the closing of our initial public offering, we completed the private sale of an aggregate of 3,075,000 private placement warrants to our sponsor, generating gross proceeds of $3,075,000.

On October 13, 2020, the underwriters partially exercised their over-allotment option, resulting in the purchase of an additional 123,600 units, generating total gross proceeds of $1,236,000. In connection with the underwriters’ partial exercise of their over-allotment option, we also consummated the sale of an additional 37,080 private placement warrants at $1.00 per private placement warrant, generating total proceeds of $37,080.

A total of $76,998,360, comprised of $73,886,280 of the proceeds from our initial public offering (which amount includes $2,668,260 of the underwriters’ deferred discount) and $3,112,080 of the proceeds of the sale of the private placement warrants, was placed in a U.S.-based trust account. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended.

Item 6. Reserved

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Results of Operations

As of December 31, 2020, we have not commenced any operations. All activity for the period from June 2, 2020 (inception) through December 31, 2020, relates to our formation and initial public offering, and, since the completion of our initial public offering, searching for a target to consummate an initial business combination. We will not generate any operating revenues until after the completion of our initial business combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from our initial public offering and placed in the trust account.

For the period from June 2, 2020 (Inception) through December 31, 2020, we had a net loss of $297,645. We incurred $300,396 of formation and operating costs (not charged against stockholders’ equity), consisting mostly of general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2020, we had cash outside our trust account of $406,381, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

On September 11, 2020, we consummated our initial public offering of 7,500,000 units, at $10.00 per unit, generating gross proceeds of $75,000,000.

Simultaneously with the closing of our initial public offering, we consummated the sale of 3,075,000 private placement warrants at a price of $1.00 per private placement warrant in a private placement to our sponsor, generating gross proceeds of $3,075,000.

On October 13, 2020, we consummated the sale of an additional 123,600 units that were subject to the underwriters’ over-allotment option at $10.00 per unit, generating gross proceeds of $1,236,000. In connection with the closing of the purchase of the units sold pursuant to the underwriters’ over-allotment option, we sold an additional 30,900 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating gross proceeds of $30,900. On October 23, 2020, the underwriters canceled the remainder of the over-allotment option.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a business combination. We estimate our annual franchise tax obligations to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay annual franchise taxes payable by us as a Delaware corporation per annum from funds from our initial public offering held outside of the trust account or from interest earned on the funds held in the trust account and released to us for this purpose. Our 2020 franchise tax was calculated using a partial year proration and amounted to $104,432. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account reduced by our operating expense and franchise taxes. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Further, our sponsor or an affiliate of our sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. As of December 31, 2020, no Working Capital Loans have been issued.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Contractual Obligations

As of December 31, 2020, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement pursuant to which we will pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 6,904,765 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Common Stock

The Company’s statements of operations include a presentation of loss per share for common stock subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. An aggregate of 6,904,765 shares of Class A common stock subject to possible redemption at December 31, 2020 was excluded from the calculation of basic loss per share of common stock since such shares, if redeemed, only participate in their pro rata share of the trust account earnings. The Company has not considered the effect of the warrants sold in its initial public offering and private placement to purchase an aggregate of 10,729,500 shares of the Company’s Class A common stock in the calculation of diluted loss per share, since they are not yet exercisable.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the report of independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Through December 31, 2020, our efforts have been limited to organizational activities and activities relating to our initial public offering and since the initial public offering, the search for a target business with which to consummate an initial business combination. We have engaged in limited operations and have not generated any revenues. We have not engaged in any hedging activities since our inception on June 2, 2020. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

As of December 31, 2020, we were not subject to any market or interest rate risk. The net proceeds of the initial public offering and the sale of the private placement warrants held in the trust account have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-18 comprising a portion of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

NAME	AGE	POSITION
E. Scott Crist	56	Chief Executive Officer and Chairman
R. Greg Smith	62	Chief Financial Officer
Andrew Clark	58	Director
Harvin Moore	56	Director
Aruna Viswanathan	49	Director

E. Scott Crist, our Chairman and Chief Executive Officer since our inception, has over 30 years of business experience and an extensive background as an entrepreneur, venture capitalist and chief executive officer. He has founded, built and successfully exited a number of businesses in the technology, telecommunications, and industrial sectors, including companies involved in emerging 5G, AI and IoT technologies. He has been a partner at Texas Ventures, a leading technology venture firm since March 2000, and the Chief Executive Officer of Osperity, Inc. a market leader in AI-assisted industrial computer vision since August 2019. Mr. Crist is also the Chairman and Executive Officer of Industrial Tech Acquisitions II, Inc., a blank check company in the process of its initial public offering. In 2012, Mr. Crist founded VA-Gov Housing Fund, a partnership of profit and non-profit companies advocating for US veterans and their families and has been serving as its Chairman since then. In this capacity, he became a large lender for the US government’s homeless shelter program for veterans while deploying significant capital and achieving a blended internal rate of return of approximately 15% for the “for-profit” limited partners. From April 2016 to September 2019, Mr. Crist was Chief Executive Officer and Chairman of Infrastructure Networks, a leading 4G and 5G-LTE wireless broadband provider for the energy industry, until its control position sale to Apollo Global Management, and has been serving as a member of its board since then. From 2000 to 2002, Mr. Crist was founding chairman of Asset Nation Inc., formerly known as SalvageSale, Inc., (“SalvageSale”) an ecommerce leader in the surplus and salvage industry for the insurance brokerage and underwriting industry. The company was acquired by Ritchie Bros Auctioneers Inc. (NYSE: RBA) (“Ritchie Brothers”) in May 2012. The original SalvageSale platform served as a cornerstone of the Ritchie Brothers ecommerce strategy. Earlier in his career, from 1994 to 2000, Mr. Crist was the founder and Chief Executive Officer of Telscape International Inc., a telecommunications company focused on emerging global markets and built Telscape from its start-up stage through multiple acquisitions, into a publicly traded industry leader with a market cap in excess of $100 million. From 1991 to 1995, he was President and Chief Executive Officer of Matrix Telecom, Inc., a long-distance telecommunications company, which ranked 7th on the list of the 500 fastest growing private companies in the US by Inc. Magazine in 1995. Mr. Crist was named an Ernst & Young Entrepreneur of the Year in 2000 for the Texas region, and holds a BS in Electrical & Computer Engineering from North Carolina State University. He has an MBA from the Kellogg School at Northwestern University, and is a former adjunct professor and current lecturer at Rice University’s Jones Graduate School of Business. We believe this experience makes us well suited to identify, source, negotiate and execute an initial business combination with the goal of pursuing exceptional risk-adjusted returns for our stockholders.

R. Greg Smith, our Chief Financial Officer since our inception, has more than 30 years of corporate finance and management experience, including the last 25 years in capacities of Chief Financial Officer, Senior Vice President Mergers and Acquisitions, Executive Vice President and Director of venture and private equity-backed private and public companies and their respective subsidiaries. He has extensive experience in mergers, acquisitions and divestitures including due diligence, valuation analysis, transaction negotiations, term sheets, letters of intent and definitive agreements. Mr. Smith is also the Chief Financial Officer and a director nominee of Industrial Tech Acquisitions II, Inc., a blank check company in the process of its initial public offering. He served as Chief Financial Officer for Infrastructure Networks, Inc., a leading 5G-LTE wireless & IoT communications platform digitizing the energy patch in North America from February 2017 through May 2020 and is currently serving as a special advisor during the transition to the company’s new chief financial officer. In his capacity as chief financial officer of Infrastructure Networks Inc., he helped grow the company organically during his tenure. From June 2004 to January 2017, he worked for various companies in the wireless broadband industry, including as the founder, Chief Executive Officer, Chief Financial Officer, Executive Vice president and member of its board of directors of ERF Wireless, Inc. (OTC:ERFB) from August 2004 through July 2015, which providing high-speed broadband and remote connectivity for mission-critical applications to energy companies, banks, and hospitals.

Andrew Clark, one of our directors since the closing of our initial public offering, has over 30 years of business experience spanning many facets of technology, industrial and energy businesses. He has been a founder and principal with The Castell Group since 2003, an investment and advisory firm assisting companies in technology businesses. On a daily basis he interacts with some of the region’s top entrepreneurs assisting them with their businesses while identifying the best of breed in which to invest. Mr. Clark is also a director nominee of Industrial Tech Acquisitions II, Inc., a blank check company in the process of its initial public offering. He has also served as a director of Texas Halo Fund I, LLC since 2012, of AETolls, LLC since 2018 and of TapNpay, Inc. since 2020. Mr. Clark also served as a director of Surge Accelerator, LLC (2011 to 2013), Quarri, Inc. (2010 to 2017), Onit, Inc. (2010 to 2012), and Metal Networks (2013 to 2016). His corporate career includes positions at Reliant Energy (now NRG) as VP of Interactive Marketing from 2000 to 2003, Director of Strategy at Compaq Computer (now Hewlett Packard) from 1989 to 2000, and a consultant with Coopers & Lybrand (now Pricewaterhouse Coopers) 1985 to 1989. He began his private equity investment experience at Compaq Computer where he served as an observer on various boards. He is a graduate of The Wharton School of the University of Pennsylvania where he received his BS degree in Economics with a concentration in Entrepreneurship, and was both a Benjamin Franklin Scholar and a University Scholar.

Harvin Moore, one of our directors since the closing of our initial public offering, has, since June 2019, been serving as a President, Director, member of the Audit Committee and Chief Executive Officer of Houston Exponential, an independent non-profit focused on accelerating the growth of the technology innovation ecosystem of Houston, Texas, and as the co-chairman of the Houston Aerospace and Aviation Regional Task Force, a not for profit that pursues commercial arrangements in aerospace and aviation for the Houston region, as part of the Greater Houston Partnership, since August 2020. Mr. Moore is also a director nominee of Industrial Tech Acquisitions II, Inc., a blank check company in the process of its initial public offering. Mr. Moore has been involved in the technology innovation movement in Texas since the 1990s as entrepreneur, advisor, and venture investor. As a Principal of Frontera Technology Ventures (“Frontera”) since July 1991, Mr. Moore has invested in and/or advised growth-stage technology companies, holding equity stakes in many of Frontera’s portfolio clients. Mr. Moore has also been a director of Frontera Furniture Company since October 1991 and Emeritus International Education since August 2017. In addition, Mr. Moore has been deeply involved with K12 education since 1996, having worked with several prominent education reform organizations, including KIPP, Inc., a public charter school network, as a founding director, Treasurer, and Vice Chairman from 1997 to 2003. Mr. Moore was elected to the Board of Education of Houston Independent School District in 2003, and was re-elected three subsequent times before retiring as the longest serving member in 2017. Mr. Moore was the Chief Operating Officer and Director of both Space Service Holdings, Inc. (2003-2015), and Sentinel Satellite Inc. (2008-2014). Mr. Moore currently serves on the governing boards of TXRX Labs, a non-profit makerspace and job training organization, since December 2018, the Houston Angel Network, a nonprofit organization dedicated to supporting startups with financial resources and mentorship, since December 2018, The Manned Spaceflight Educational Foundation Inc, d/b/a Space Center Houston, a nonprofit which operates the visitor center for NASA’s Johnson Space Center Space Center Houston, since September 2012, and the Powell Foundation, a private charitable foundation supporting public education, arts, conservation and human services, since December 2000, where he also serves on the audit committee and as Treasurer. He holds a Master of Business Administration in Finance from New York University, and a Bachelor of Arts in Economics from Northwestern University. We believe Mr. Moore is well qualified to serve on our Board due to his extensive operational and management experience in technology and finance related organizations.

Aruna Viswanathan, one of our directors since the closing of our initial public offering, has been serving as the Chief Operating Officer of AlphaX Decision Sciences (“AlphaX”), a provider of AI software and cloud infrastructure solutions, since August 2017. Ms. Viswanathan is also a director nominee of Industrial Tech Acquisitions II, Inc., a blank check company in the process of its initial public offering. Prior to her position at AlphaX, from July 2016 to August 2017, she was the Chief Operating Officer of The RBR Group, a technology development and commercialization firm. From April 2006 through June 2016, Ms. Viswanathan was a partner at Clearspring Capital Group and involved in managing two private equity funds that provided growth financing across a broad range of industries. Notable exits from the funds includes BorderComm/XC Networks (acquired by Transtelco in 2013), Softlayer Technologies, Inc. (acquired by International Business Machines Corporation (IBM) (NASDAQ: IBM) in 2013), and Sweet Leaf Tea Company (acquired by Nestle S.A. (OTCMKTS: NSRGY in 2011). In addition, as the former Director of Operations and board member for the Houston Technology Center from 2001 through 2006, Ms. Viswanathan helped direct the growth of the organization and launched the Gulf Coast Regional Center for Innovation and Commercialization. She was employed by Motorola Solutions Inc’s (NYSE: MSI) Wireless Signal Processing Division from 1994 through 1999 and began her career at Advanced Micro Devices, Inc. (NASDAQ: AMD) as an Associate Engineer from 1991 to 1993. Appointed by Texas Governor Rick Perry, Ms. Viswanathan served a five-year term beginning in 2007 on the Texas Emerging Technology Fund Committee, is a former Director for the Houston Angel Network and has been a current board member and past-President of the Houston Chapter of The Indus Entrepreneurs (TiE) since January 2014, a global entrepreneurship organization, since 2014 and was on the Board of Advisors for the Cullen College of Engineering at the University of Houston from 2005 through 2013. Ms. Viswanathan is the 2018 recipient of the Indo American Chamber of Commerce “Women in Business Award” in Houston, the recipient of the 2011 Houston Business Journal’s 40 under 40 awards and the 2003 Women in Technology award from the Association of Women in Computing. Ms. Viswanathan, graduated with a Bachelor of Science and Master of Science in Electrical Engineering from University of Texas, Austin and a Master of Business Administration from Rice University. We believe Ms. Viswanathan is well qualified to serve on our Board due to her extensive operational and management experience in technology and finance related organizations.

Number and Terms of Office of Officers and Directors

Our board consists of four directors divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Messrs. Clark and Moore will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Crist and Ms. Viswanathan, will expire at the second annual meeting of stockholders.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Clark and Moore and Ms. Viswanathan are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, Nasdaq rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and Nasdaq rules require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Messrs. Moore and Clark and Ms. Viswanathan serve as the members of our audit committee, and Mr. Moore chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Moore and Clark and Ms. Viswanathan meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Moore qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Messrs. Moore and Clark serve as the members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent Messrs. Moore and Clark are independent, and Mr. Moore chairs the compensation committee.

We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officers’ compensation, if any is paid by us, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation, if any is paid by us, of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor of $10,000 per month for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors.

The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Messrs. Moore and Clark and Ms. Viswanathan. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement for our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation

Compensation Discussion and Analysis

None of our officers has received any cash compensation for services rendered to us. Commencing with our initial public offering, we pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our officers and directors prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer documents furnished to our stockholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2020, based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 9,680,736 shares of our common stock, consisting of (i) 7,774,836 shares of our Class A common stock and (ii) 1,905,900 shares of our Class B common stock, issued and outstanding as of December 31, 2020. Voting power represents the combined voting power of shares of Class A common stock and shares of Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Shares
Industrial Tech Partners, LLC (2)(3)	—	—	1,905,900	100%	19.69%
E. Scott Crist (2)(3)	—	—	1,905,900	100%	19.69%
R. Greg Smith (4)	—	—	—	—	—
Andrew Clark (4)	—	—	—	—	—
Aruna Viswanathan (4)
Harvin Moore (4)	—	—	—	—	—

All directors and executive officers as a group (5 individuals)(2)	—	—	1,905,900	100%	19.69%

Other 5% Stockholders
Karpus Management, Inc. (5)	1,100,937	14.16%			11.37%
Hudson Bay Capital Management LP (6)	745,000	9.58%			7.70%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Industrial Tech Acquisitions, Inc., 5090 Richmond Ave, Suite 319, Houston, Texas 77056.
(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.
(3)	Represents shares held by Industrial Tech Partners, LLC, our sponsor. E. Scott Crist is the managing member of our sponsor and may be deemed to have beneficial ownership of the common stock held directly by our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly
(4)	Does not include any shares held by our sponsor. This individual is a member of our sponsor but does not have voting or dispositive control over the shares held by our sponsor.
(5)	The securities are owned directly by the accounts (the “Accounts”) managed Karpus Management, Inc., d/b/a Karpus Investment Management (“Karpus”), a registered investment adviser under Section 203 of the Investment Advisors Act of 1940. None of the Accounts has an interest in the securities constituting more than 5% of the shares outstanding. The address of the reporting person is 183 Sully’s Trail, Pittsford, New York, 14534.
(6)	Hudson Bay Capital Management LP (the “Investment Manager”) serves as the investment manager to HB Strategies LLC, in whose name the securities reported herein are held. As such, the Investment Manager may be deemed to be the beneficial owner of all securities held by HB Strategies LLC. Sander Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities. Each person named in this note has an address at 777 Third Avenue, 30th Floor, New York, NY 10017.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On June 24, 2020, we issued an aggregate of 1,725,000 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.014 per share. In August 2020, we effected a 0.25 for 1 stock dividend for each share of Class B common stock outstanding, resulting in our sponsor holding an aggregate of 2,156,250 founder shares (up to 281,250 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. Based on the final size of the initial offering and partial exercise by the underwriters of their over-allotment option, 250,350 founder shares were forfeited, resulting in our sponsor holding an aggregate of 1,905,900 shares. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Simultaneously with the closing of our initial public offering, our sponsor purchased 3,075,000 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $3,075,000. On October 13, 2020, in connection with the purchase of an additional 123,600 units sold pursuant to the underwriters’ over-allotment option, we sold an additional 30,900 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating gross proceeds of $30,900. The private placement warrants are identical to the units sold in our public offering except that the private placement warrants, so long as they are held by our sponsor, the underwriters or their permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. The private placement warrants (including the shares of Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Commencing on the date of our initial public offering, we pay an affiliate of our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Other than the foregoing, no compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers and directors, or any affiliate of our sponsor or officers, prior to, or in connection with any services rendered in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of our initial public offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of our initial public offering. These loans were non-interest bearing, unsecured and were due at the earlier of December 31, 2020 or the closing of our initial public offering. The outstanding loan balance of $175,000 was repaid on September 14, 2020 out of the estimated $700,000 of offering proceeds allocated to the payment of offering expenses (other than underwriting commissions).

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued warrants to purchase 1,500,000 shares if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such Working Capital Loans by our sponsor or its affiliates, or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

Simultaneously with the closing of our initial public offering, we entered into a registration rights agreement with respect to the private placement warrants, the securities underlying the unit purchase option, the securities issuable upon conversion of Working Capital Loans (if any) and the shares of Class A common stock issuable upon exercise or conversion or exercise of the foregoing and upon conversion of the founder shares. A copy of the registration rights agreement was filed with the SEC as an exhibit to our current report on Form 8-K filed on September 11, 2020.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. A form of the audit committee charter we adopted was filed as an exhibit to the registration statement for our initial offering. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements, consulting fee, monies in respect of any payment of a loan or other compensation will be paid by us to our sponsor, officers or directors, or any affiliate of our sponsor or officers, for services rendered to us prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our offering held in the trust account prior to the completion of our initial business combination:

●	Payment to an affiliate of our sponsor of $10,000 per month, for up to 15 months (or up to 21 months), for office space, utilities and secretarial and administrative support;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender.

Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Moore and Clark, and Ms. Viswanathan are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2020 totaled approximately $9,270. The aggregate fees of Marcum related to audit services in connection with our initial public offering totaled approximately $56,135. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Marcum for tax services, planning or advice for the year ended December 31, 2020.

All Other Fees. We did not pay Marcum for any other services for the year ended December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes beginning on page F-1.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Not applicable.

INDUSTRIAL TECH ACQUISITIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Industrial Tech Acquisitions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Industrial Tech Acquisitions, Inc. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from June 2, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from June 2, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY
March 31, 2021

INDUSTRIAL TECH ACQUISITIONS, INC.

BALANCE SHEET

DECEMBER 31, 2020

Assets
Cash	$406,381
Prepaid assets	110,466
Total current assets	516,847
Marketable securities held in Trust Account	77,000,788
Total Assets	$77,517,635

Liabilities and Stockholders’ Equity
Accounts payable	$109,432
Due to related party	1,816
Total current liabilities	111,248
Deferred underwriters’ discount	2,668,260
Total liabilities	2,779,508

Commitments
Class A common stock subject to possible redemption, 6,904,765 shares at redemption value	69,738,123

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 870,071 shares issued and outstanding (excluding 6,904,765 shares subject to possible redemption)	87
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 1,905,900 shares issued and outstanding	191
Additional paid-in capital	5,297,371
Accumulated deficit	(297,645)
Total stockholders’ equity	5,000,004

Total Liabilities and Stockholders’ Equity	$77,517,635

The accompanying notes are an integral part of these financial statements.

INDUSTRIAL TECH ACQUISITIONS, INC.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JUNE 2, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$300,396
Loss from operations	(300,396)

Other income
Interest Income	2,751
Total other income	2,751

Net loss	$(297,645)

Weighted average shares outstanding, basic and diluted (1)	2,389,749
Basic and diluted net loss per common stock (2)	$(0.13)

(1)	Excludes 6,904,765 shares subject to possible redemption. (See Note 5)

(2)	Excludes interest income attributable to shares subject to possible redemption of $2,428.

The accompanying notes are an integral part of these financial statements.

INDUSTRIAL TECH ACQUISITIONS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity

Balance as of June 2, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	2,156,250	216	24,784	—	25,000
Sale of 7,500,000 Units on September 11, 2020 through IPO	7,500,000	750	—	—	74,999,250	—	75,000,000
Sale of 3,075,000 Private Placement Warrants to Sponsor on September 11, 2020 in private placement	—	—	—	—	3,075,000	—	3,075,000
Sale of 123,600 Units on October 13, 2020 through over-allotment	123,600	12	—	—	1,235,988	—	1,236,000
Sale of 30,900 Private Placement Warrants to Sponsor on October 13, 2020 in private placement	—	—	—	—	30,900	—	30,900
Forfeiture of founder shares			(250,350)	(25)	25	—	—
Underwriting fee	—	—	—	—	(1,143,540)	—	(1,143,540)
Issuance of representative shares	151,236	15	—	—	2,001	—	2,016
Deferred underwriting fee	—	—	—	—	(2,668,260)	—	(2,668,260)
Unit purchase option	—	—	—	—	100	—	100
Fair value of unit purchase option	—	—	—	—	390,000	—	390,000
Offering costs charged to the stockholders’ equity	—	—	—	—	(911,444)	—	(911,444)
Change in Class A common stock subject to possible redemption	(6,904,765)	(690)	—	—	(69,737,433)	—	(69,738,123)
Net loss	—	—	—	—	—	(297,645)	(297,645)
Balance as of December 31, 2020	870,071	87	1,905,900	$191	$5,297,371	$(297,645)	$5,000,004

The accompanying notes are an integral part of these financial statements.

INDUSTRIAL TECH ACQUISITIONS, INC.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 2, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(297,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by related party	1,816
Interest earned on marketable securities held in Trust Account	(2,428)
Changes in current assets and current liabilities:
Prepaid assets	(110,466)
Accounts payable	109,432
Net cash used in operating activities	(299,291)

Cash Flows from Investing Activities:
Marketable securities held in Trust Account	(76,998,360)
Net cash used in investing activities	(76,998,360)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	75,092,460
Proceeds from private placement	3,105,900
Proceeds from issuance of founder shares	25,000
Proceeds from issuance of promissory note to related party	175,000
Proceeds from underwriter’s unit purchase option	100
Repayment of promissory note to related party	(175,000)
Payments of offering costs	(519,428)
Net cash provided by financing activities	77,704,032

Net Change in Cash	406,381
Cash - Beginning	-
Cash - Ending	$406,381

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$69,738,123
Deferred underwriting commissions charged to additional paid-in capital	$2,668,260

The accompanying notes are an integral part of these financial statements.

INDUSTRIAL TECH ACQUISITIONS, INC.
NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Note 1 — Organization and Business Operations

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

As of December 31, 2020, the Company had not yet commenced any operations. All activity for the period from June 2, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

On October 13, 2020, the Company consummated the sale of an additional 123,600 Units (the “Over-Allotment Units) that were subject to the underwriters’ over-allotment option at $10.00 per Unit, generating gross proceeds of $1,236,000. In connection with the closing of the purchase of the Over-Allotment Units, the Company sold an additional 30,900 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $30,900. Following the closing of the over-allotment option, additional $1,248,360 has been placed in the Company’s Trust Account (defined as below) established in connection with the IPO.

Transaction costs amounted to $4,723,244 consisting of $1,143,540 of underwriting fee, $2,668,260 of deferred underwriting fee, the fair value of the option granted to the underwriters of $390,000, the fair value of the shares issued to the underwriters of $2,016 deemed as underwriters’ compensation, and $519,428 of other offering costs.

Trust Account

Following the closing of the IPO on September 11, 2020 and the sale of Over-allotment Units on October 13, 2020, an amount of $76,998,360 ($10.10 per Unit) from the net proceeds of the sale of the Units in the IPO, the sale of the Private Placement Warrants, and the sale of Over-allotment Units was placed in a trust account (“Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its franchise and income tax obligations (less up to $50,000 of interest to pay dissolution expenses), the proceeds will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 15 months from the closing of the IPO (or up to 21 months from the closing of the IPO if the Company extends the period of time to consummate a Business Combination), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, the sale of the Over-allotment Units and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

On October 29, 2020, the Company announced that, commencing on October 30, 2020, the holders of Units may elect to separately trade the shares of Class A common stock and warrants included in the Units. The Units not separated will continue to trade on the NASDAQ Capital Market under the symbol “ITACU.” Shares of Class A common stock and the warrants are expected to trade on the NASDAQ Capital Market under the symbols “ITAC” and “ITACW,” respectively.

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

Liquidity

As of December 31, 2020, the Company had cash outside the Trust Account of $406,381 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of December 31, 2020, none of the amount in the Trust Account was available to be withdrawn as described above.

Through December 31, 2020, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $175,000 which were repaid upon the IPO (as described in Note 5) and the remaining net proceeds from the IPO, the sale of the Over-allotment Units and the sale of Private Placement Warrants (as described in Note 3 and 4).

The Company anticipates that the $406,381 outside of the Trust Account as of December 31, 2020, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Marketable Securities Held in Trust Account

At December 31, 2020, the assets held in the Trust Account were held in treasury funds.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 6,904,765 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Common Stock

The Company’s statements of operations include a presentation of loss per share for common stock subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. An aggregate of 6,904,765 Class A common stock subject to possible redemption at December 31, 2020 was excluded from the calculation of basic loss per share of common stock since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase an aggregate of 10,729,500 shares of the Company’s Class A common stock in the calculation of diluted loss per share, since they are not yet exercisable.

Below is a reconciliation of the net loss per common stock:

For the period from June 2, 2020 (Inception) to December 31, 2020
Net loss	$(297,645)
Less: income attributable to common stock subject to possible redemption	(2,428)
Adjusted net loss	$(300,073)

Weighted average shares outstanding, basic and diluted	2,389,749

Basic and diluted net loss per common stock	$(0.13)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, as of December 31, 2020, offering costs totaling $4,723,244 have been charged to stockholders’ equity (consisting of $1,143,540 in underwriting fee, $2,668,260 in deferred underwriting fee, the fair value of the option granted to the underwriters of $390,000, the fair value of the shares issued to the underwriters of $2,016 deemed as underwriters’ compensation, and approximately $519,428 of other cash expenses).

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Due to Related Parties

As of December 31, 2020, related parties paid an aggregate of $1,816 on behalf of the Company to pay for formation costs.

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

Founder Shares

On June 24, 2020, the Company issued 1,725,000 shares of Class B common stock to the Sponsor for $25,000 in cash, or approximately $0.014 per share, in connection with formation. On August 13, 2020, the Company effected a 0.25 for 1 stock dividend for each share of Class B common stock outstanding, resulting in the sponsor holding an aggregate of 2,156,250 founder shares (up to 281,250 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). On October 13, 2020, 250,350 founder shares were forfeited.

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

Administrative Support Agreement

Commencing on September 8, 2020, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. For the period from September 11, 2020 to December 31, 2020, the Company incurred $40,000 of administrative services under this arrangement. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

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

On October 13, 2020, the Company consummated the sale of an additional 123,600 Units (the “Over-Allotment Units) that were subject to the underwriters’ over-allotment option at $10.00 per Unit, generating gross proceeds of $1,236,000. In connection with the closing of the purchase of the Over-Allotment Units, the Company sold an additional 30,900 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $30,900. Following the closing of the over-allotment option, additional $1,248,360 has been placed in the Company’s Trust Account (defined as below) established in connection with the IPO. On October 13, 2020, 250,350 founder shares were forfeited.

Unit Purchase Option

The Company sold to Maxim Group LLC (“Maxim”), the representative of the underwriters (and/or its designees), for $100, an option to purchase up to a total of 200,000 units (or 230,000 units if the underwriters’ over-allotment option was exercised in full) exercisable, in whole or in part, at $11.50 per unit, commencing on the later of (i) the consummation of a Business Combination, or (ii) six months from September 11, 2020. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the Effective Date. The Company estimated the fair value of the unit purchase option is $390,000 (or $1.95 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option to be granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 27.49%, (2) risk-free interest rate of 0.26% and (3) expected life of five years. The expected volatility was determined by the Company based on the historical volatilities of a set of comparative special purpose acquisition companies (“SPAC”), and the risk-fee interest rate was determined by reference to the U.S. Treasury yield curve in effect for time period equals to the expected life of the unit purchase option. The option and the 200,000 units (or 230,000 units if the underwriters’ over-allotment option is exercised in full), as well as the 200,000 shares of Class A common stock (or 230,000 shares if the underwriters’ over-allotment option is exercised in full), and the warrants to purchase 200,000 shares of Class A common stock (or 230,000 shares if the underwriters’ over-allotment option is exercised in full) that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the Effective Date or the commencement of sales in the IPO pursuant to Rule 5110(g)(1) of FINRA’s Rules, during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following September 11, 2020 except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holders demand and “piggy-back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of shares of Class A common stock at a price below its exercise price. The Company will have no obligation to net cash settle the exercise of the purchase option or the warrants underlying the purchase option. The holder of the purchase option will not be entitled to exercise the purchase option or the warrants underlying the purchase option unless a registration statement covering the securities underlying the purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the purchase option or underlying warrants, the purchase option or warrants, as applicable, will expire worthless.

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

Representative’s Common Stock

On September 11, 2020, the Company issued to Maxim Partners LLC and/or its designees, 150,000 shares of Class A common stock (the “representative shares”). On October 13, 2020, the Company issued to Maxim Partners LLC and/or its designees additional 1,236 representative shares. The Company estimated the fair value of the stock to be $2,016 based upon the price of the founder shares issued to the Sponsor. The stock were treated as underwriters’ compensation and charged directly to stockholders’ equity.

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2020, there were no shares of preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At December 31, 2020, he Company has issued an aggregate of 870,071 shares of Class A common stock, excluding 6,904,765 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At June 24, 2020, the Company issued 1,725,000 shares of Class B common stock to its initial stockholder, Industrial Tech Partners, LLC, for $25,000, or approximately $0.014 per share. The founder shares include an aggregate of up to 225,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On August 13, 2020, the Company effected a 0.25 for 1 stock dividend for each share of Class B common stock outstanding, resulting in the initial stockholder holding an aggregate of 2,156,250 shares of Class B common stock (up to 281,250 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). On October 13, 2020, 250,350 founder shares were forfeited. As of December 31, 2020, there were 1,905,900 shares of Class B common stock issued and outstanding.

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier of (i) one year after the date of the consummation of the Company’s initial Business Combination or (ii) the date on which the Company consummates a liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of the initial stockholders with respect to any founder shares. Notwithstanding the foregoing, if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing 150 days after the Company’s initial Business Combination, the founder shares will no longer be subject to such transfer restrictions. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial stockholders with respect to any founder shares.

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

Once the warrants become exercisable, the Company may call the warrants for redemption (excluding the Private Placement Warrants but including any outstanding warrants issued upon exercise of the unit purchase option issued to the representative and/or its designees):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

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

Note 8 — Income Tax

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax asset
Organizational costs/Startup expenses	$41,152
Federal Net Operating loss	21,353
Total deferred tax asset	62,505
Valuation allowance	(62,505)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31, 2020
Federal
Current	$—
Deferred	62,505

State
Current	—
Deferred	—
Change in valuation allowance	(62,505)
Income tax provision	$—

As of December 31, 2020, the Company has $101,681 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from June 2, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $62,505.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Permanent Book/Tax Differences	0.00%
Change in valuation allowance	(21.0)%
Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security "CARES" Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses ("NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company's financial position or statement of operations.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.

On March 19, 2021, the Company entered into a definitive business combination agreement (the “Business Combination Agreement”) with Arbe Robotics Ltd. (“Arbe”), a leading provider of next-generation 4D Imaging Radar solutions. Pursuant to the Business Combination Agreement. Pursuant to the Business Combination Agreement, among other things, a newly formed subsidiary of Arbe will merge with the company, with the company surviving as a wholly-owned subsidiary of Arbe. Arbe is expected to trade on The Nasdaq Stock Market. The transaction is expected to close in late Q2 or early Q3 2021.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement dated September 8, 2020 between the Company and Maxim Group LLC (2)
3.1	Second Amended and Restated Certificate of Incorporation (2)
3.3	Bylaws (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Class A Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Warrant Agreement dated September 8, 2020 between the Company any Continental Stock Transfer & Trust Company (2)
4.5	Description of Registered Securities.*
4.6	Unit Purchase Option dated September 8, 2020 between the Company and Maxim Partners LLC (2)
10.1	Letter Agreement dated September 8, 2020 among the Company, Industrial Tech Partners LLC and each of the directors and executive officers of the Company(2)
10.2	Investment Management Trust Agreement dated September 8, 2020 between Continental Stock Transfer & Trust Company and the Company. (2)
10.3	Registration Rights Agreement dated September 8, 2020 among the Company, Industrial Tech Partners LLC and the Holders signatory thereto. (2)
10.4	Private Placement Warrant Purchase Agreement dated September 8, 2020 between the Company and Industrial Tech Partners LLC (2)
10.5	Form of Indemnity Agreement. (2)
10.6	Promissory Note issued March 12, 2020 to Industrial Tech Partners LLC (1)
10.7	Securities Subscription Agreement dated June 24, 2020 between the Registrant and Industrial Tech Partners, LLC (1)
10.8	Administrative Support Agreement dated September 8, 2020 between the Company and Texas Ventures Mgmt, LLC (2)
14.1	Code of Ethics (1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
99.1	Audit Committee Charter (1)
99.2	Compensation Committee Charter (1)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1, originally filed with the SEC on August 7, 2020 (File No. 333-242339), as amended.

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on September 11, 2020.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2021	Industrial Tech Acquisitions, Inc.

	By:	/s/ E. Scott Crist
	Name:	E. Scott Crist
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ E. Scott Crist	Chief Executive Officer, Chairman and Director	March 31, 2021
E. Scott Crist	(Principal Executive Officer)

/s/ R. Greg Smith	Chief Financial Officer	March 31, 2021
R. Greg Smith	(Principal Financial and Accounting Officer)

/s/ Andrew Clark	Director	March 31, 2021
Andrew Clark

/s/ Harvin Moore	Director	March 31, 2021
Harvin Moore

/s/ Aruna Viswanathan	Director	March 31, 2021
Aruna Viswanathan