Form 10-K/A
period 2020-12-31
Industrial Tech Acquisitions, Inc.
filed 2021-05-24
CIK 1816696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

As of May 21, 2021, there were 7,623,600 units, consisting of 7,623,600 shares of Class A common stock, par value $0.0001 per share, and 7,623,600 Warrants, 151,236 shares of Class A common stock and 1,905,900 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

EXPLANATORY NOTE

Industrial Tech Acquisitions, Inc. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Report”), to restate our consolidated financial statements for the period ended December 31, 2020.

Restatement Background

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Since their issuance on September 11, 2020 at the time of the Company’s initial public offering, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants to purchase shares of our common stock (the “warrants”) should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued audited balance sheet as of September 11, 2020 as previously reported in its Form 8-K, the unaudited financial statements as of September 30, 2020 and for the period from June 2, 2020 (inception) through September 30, 2020, as previously reported in its Form 10-Q , and the audited financial statements as of December 31, 2020 and for the period from June 2, 2020 (inception) through December 31, 2020, as previously reported in its Form 10-K, should be restated because of a misapplication in the guidance around accounting for the warrants and should no longer be relied upon.

Historically, the warrants were reflected as a component of equity, as opposed to liabilities, on the balance sheet and the statement of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within the warrant agreement relating to its warrants and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the warrants we issued on September 11, 2020, in light of the SEC Staff Statement. Based on this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with any subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the previously reported Financial Statements or in any of the periods included in Item 8 (“Financial Statements and Supplementary Data”) in this Amendment. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations.

Items Amended

This Amendment presents the Original Report, amended and restated with modifications as necessary to reflect the restatement described above and an additional stockholder in the beneficial ownership table in Item 12. The following items in the Original Report have been amended by this Amendment: Item 1 (“Business”), Item 1A (“Risk Factors”), Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”), Item 8 (“Financial Statements and Supplementary Data”), Item 9A (“Controls and Procedures”), and Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”).

In addition, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (Exhibits 31 and 32) to this Amendment.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Report, and, accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the date the Original Report was filed or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other filings with the SEC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial business combination;

●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential business combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the effect of the restatement of our financial statements to reflect the accounting of our warrants as liability rather than equity, including the effect of the period-to-period expense or income resulting from a change the liability attributable to the warrants;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance.

The forward-looking statements contained in this Amendment are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Amendment, or the context otherwise requires, references to:

●	“Amendment” are to this Amendment to Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2020;

●	“Class A common stock” are to our Class A common stock, par value $0.0001 per share;

●	“Class B common stock” are to our Class B common stock, par value $0.0001 per share;

ii

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“founder shares” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial public offering” or “IPO” are to our initial public offering, completed on September 11, 2020;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Marcum” are to Marcum LLP, our independent registered accounting firm;

●	“Maxim” are to Maxim Group LLC, the representative of the underwriters in our initial public offering;

●	“management” or our “management team” are to our officers and directors;

●	“Original Report” are to our Annual Report on Form 10-K for the period June 2, 2020 (inception) to December 31, 2020, as filed with the SEC on March 31, 2021;

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering, which private placement warrants are identical to the warrants sold in our initial public offering, subject to certain limited exceptions as described in the prospectus filed in connection with our initial public offering;

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” only exists with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor or the underwriters (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers or executive officers or directors (or permitted transferees), in each case, following the consummation of our initial business combination;

●	“sponsor” are to Industrial Tech Partners, LLC, a Delaware limited liability company, and an affiliate of E. Scott Crist, our Chief Executive Officer and Chairman;

●	“trust account” are to the trust account in which an amount of $76,998,360 ($10.10 per unit) from the net proceeds of the sale of the units and private placement warrants in our initial public offering was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consists of one public share and one public warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants; and

●	“we,” “us,” “company,” “Company” or “our company” are to Industrial Tech Acquisitions, Inc.

iii

PART I

Item 1.	Business

Overview

We are an early stage Delaware company structured as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Amendment as our initial business combination.

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

Arbe Business Combination

On March 19, 2021, we entered into a definitive business combination agreement (the “Business Combination Agreement”) with Arbe Robotics Ltd. (“Arbe”), a leading provider of next-generation 4D Imaging Radar solutions. Pursuant to the Business Combination Agreement, among other things, a newly formed subsidiary of Arbe will merge with our company, with our company surviving as a wholly-owned subsidiary of Arbe. Arbe is expected to trade on The Nasdaq Stock Market. The transaction is expected to close in early Q3 2021.

We will file a proxy statement in connection with our proposed business combination with Arbe (the “Proxy Statement”). Investors should review the Proxy Statement for additional information regarding the Business Combination Agreement, the proposed business combination and Arbe, including the risks and uncertainties regarding the business combination and Arbe’s business.

Other than as specifically discussed, this Amendment does not give effect to the transaction with Arbe.

Our Business

While we may pursue an initial business combination target in any business, industry or geographical location, we are focusing our search on North American targets operating in the industrial and energy focused technology areas, including software, mobile and IoT applications, cloud communications and ultra-high bandwidth services, including LTE and 5G communications.

Our management team believes that the adoption of technology in the industrial sectors has traditionally evolved at a slower pace than most other industries. Our management team believes that this is due to large companies that have entrenched and siloed management teams and decision processes which discourage collaboration and adoption of new technologies. As such, many systems and practices are outdated and lack the efficiencies critical for long-term success in a digitally-transformed and technology-enabled world. In addition, the recent Covid-19 pandemic along with the related oil and gas contango have accelerated the need for advanced technologies, such as artificial intelligence (“AI”), remote and cloud management, and visibility and analytics, as well as general IoT capabilities for the industrial sectors. Consequently, our management believes that many customers and enterprises are actively embracing such technologies and that there are significant opportunities to pursue a business combination.

We believe that there are attractive opportunities to acquire and merge with rapidly growing technology companies that are at a strategic inflection point. We are focused on identifying companies with disruptive technologies that have enabled them to grow quickly and are positioned to sustain a robust growth trajectory through the addition of new capital, access to public markets, and operational or strategic expertise. We are seeking combination targets that have new or evolving opportunities to respond to changes in the marketplace. We are pursuing a target that presents a significant value proposition to its customer marketplace, including major cost reductions in the field — with a high rate of return on investment (ROI), a substantial decrease in carbon footprint, and/or vast improvements in safety, compliance and environmental protocol.

Our team has extensive experience in technology-related entrepreneurship, venture capital, private equity and investment banking. In addition, our Chairman and Chief Executive Officer, E. Scott Crist, has founded, built and successfully exited a number of businesses in the technology, telecommunications and industrial sectors, including companies involved in emerging 5G, AI and IoT technologies. Management believes that companies that focus on these new technologies will grow significantly faster than more traditional companies. Mr. Crist is a partner at Texas Ventures, a leading technology venture firm, and the Chief Executive Officer of Osperity, Inc., a market leader in AI-assisted industrial computer vision. Prior to his current positions, Mr. Crist was the Chief Executive Officer and Chairman of Infrastructure Networks Inc., a leading 4G and 5G-LTE wireless broadband provider for the energy industry, until its control position sale to Apollo Global Management. Earlier in his career, Mr. Crist built Telscape International, Inc. from its start-up stage through multiple acquisitions, into a publicly traded industry leader with a market cap in excess of $100 million. He also was the founding chairman of Asset Nation Inc., formerly known as SalvageSale, Inc., an e-commerce leader in the surplus and salvage industry for the insurance brokerage and underwriting industry. The company was acquired by Ritchie Bros. Auctioneers Incorporated (NYSE: RBA) (“Richie Brothers”) in May 2012. The original SalvageSale platform served as a cornerstone of the Ritchie Brothers e-commerce strategy. Additionally, Mr. Crist founded and has been chairman of the VA-Gov Housing Fund, a partnership of profit and non-profit companies advocating for US veterans and their families since 2012. In this capacity, he became a large lender for the US government’s homeless shelter program for veterans while deploying significant capital and achieving a blended IRR of approximately 15% for the “for-profit” limited partners. Mr. Crist also served as President and Chief Executive Officer for Matrix Telecom, Inc., a long-distance telecommunications company, which ranked 7th on the list of the 500 fastest growing private companies in the United States by Inc. Magazine in 1995 and was named an Ernst & Young Entrepreneur of the Year in 2000 for the Texas region.

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

Business Combination Criteria

Our business combination criteria is not limited to a particular industry or geographic sector; however, given the experience of our management team and board of directors, we are focusing our search on industrial and energy technology companies with an enterprise value of approximately $250 million to $500 million. We believe that this relative size of target opportunities will enable the Company to pursue companies that are the most attractive from a return standpoint and are less pursued by larger, more established sources of capital.

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

Competitive Strengths and Advantages

We believe that our management team is well positioned to consummate an initial business combination due to its combination of operating and investing expertise. We believe that the most likely business combination targets are those companies at a strategic inflection point, such as rapidly growing companies stepping out from the control of private equity or venture capital owners, family-owned businesses seeking some liquidity, or business units being carved out from larger conglomerates. In these scenarios in particular, we believe the experience our management team brings in successfully scaling companies, especially those in the public markets, will be looked upon favorably by both the target company and public stockholders.

Specifically, we believe our competitive strengths to be the following:

●	Experienced Management Team. Our management team and strategic advisors have a substantial investment track record and advisory experience, significant knowledge of both the North American energy and technology markets, access to proprietary deal flow, and strong relationships with business leaders and entrepreneurs in the industrial production, technology, and telecommunications industries. We believe their backgrounds allow us access to proprietary investment opportunities and position us to successfully complete an initial business combination. In addition, our Chairman and Chief Executive Officer has prior experience in entrepreneurship, venture capital, public offerings, and acquisition-led growth strategies across multiple industries, but with a focus in the energy, industrial, technology and telecommunications space.

●	Flexible Structure. With a public market for our common stock and $75,750,000 in trust, we have flexibility to be able to offer a target business a variety of options in structuring a transaction and funding future growth. Flexibility in using our capital stock, debt, cash or a mixture of the foregoing, allows us to work with a target company to accommodate their needs.

●	Public Company Status. We believe our status as a public company makes us an attractive transaction partner to prospective target businesses. As a public company, we believe the target business would benefit from greater access to capital to fund future growth initiatives, further means of creating incentive and compensation plans for management that are closely aligned with shareholders’ interests, and increased recognition and awareness potentially benefitting sales and recruiting.

●	Established Deal Sourcing Network and Personal Contacts. We maximize our pipeline of potential target investments by proactively approaching our extensive network of contacts, including private equity and venture capital sponsors, family offices, executives of public and private companies, merger and acquisition advisory firms, investment banks, capital markets desks, lenders and other financial intermediaries. We believe the prior investment experience and track record of our team, including our Chairman and Chief Executive Officer’s successful prior involvement in successful investments, will give us a competitive advantage when sourcing potential initial business combination opportunities. Our management team also has relationships with private equity and venture capital firms and with investment bankers who we believe are likely to provide us with potential combination targets.

●	Deal-making and Capital Markets Experience through all Market Cycles. Our management team and strategic advisors consist of seasoned dealmakers with experience in a wide variety of industries, structures and market conditions, as well as experienced equity and debt capital markets professionals. Most have worked both in the energy and technology markets throughout North America, as principal investors and as advisors, through different market cycles. Our management team and strategic advisors apply the same disciplined approach to acquire a business that they have used in connection with their current advisory services and principal investment activities.

●	Experience with Complex Transactions. Members of our management team and strategic advisors have a track record of completing transactions that involve an element of complexity not well-served by a competitive auction process and on educating counterparties about the benefits of the special purpose acquisition company structure and process. We believe that our management team and strategic advisors’ experience with complex situations requiring creative solutions is expected to lead to less competitive transactions. Members of our management team and strategic advisors also have a history of leveraging their relationship networks for due diligence and to develop a unique perspective and comfort with the issues faced in such complex opportunities.

●	Public Company Operating Expertise. Our team has over 60 cumulative years of experience as either executive officers or directors of private and publicly traded companies, have the ability to shepherd targets through the “going public” process and to navigate the ongoing challenges of operating as a public company. We anticipate that one or more members of our management team or board would remain on the board of the company post-business combination. In addition, some of the potential acquisition targets we consider may operate within a closely regulated industry. We believe that the expertise within our management team around closely regulated energy and telecommunications industries will be advantageous when evaluating certain acquisition targets.

●	Investment Expertise. Our management team has extensive experience in identifying, evaluating, structuring, acquiring, and investing in privately held companies. Collectively, the members of our management team alone have been involved with or led over fifty acquisitions and investments.

●	Broad Sector Focused Expertise. Our management team brings deep expertise in a wide range of sub-sectors within our target industries. We believe that our diverse range of expertise increases our chances of identifying a business combination target where we have the expertise to appropriately diligence the investment and to provide value post business combination. Specifically, members of our management team have experience operating, investing or serving on boards of companies in the following sub-sectors: oil & gas upstream, downstream and production, renewable and transition fuels, refineries, terminals and network integration.

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

Our officers and directors have agreed not to participate in the formation of, or become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by December 11, 2021 (or by June 11, 2022, if we extend in full the period of time to consummate a business combination).

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

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

Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with an initial business combination with us.

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

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of the prior June 30th or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the prior June 30th.

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

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

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

TYPE OF TRANSACTION	WHETHER STOCKHOLDER APPROVAL IS REQUIRED
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 5% or more; or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

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

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such stockholder has already submitted a proxy with respect to our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and other federal securities laws.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to a letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 363,050, or 4.8%, of the 7,623,600 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming only a quorum is present at the meeting and only a majority of shares are required to approve the business combination) in order to have our initial business combination approved. We intend to give approximately 30 days’ (but not less than 10 days’ nor more than 60 days’) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

Extension of Time to Complete Business Combination

We have until December 11, 2021 to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination by December 11, 2021, we will extend the period of time to consummate a business combination up to two times, each by an additional three months (up to June 11, 2022). Pursuant to the terms of our amended and restated certificate of incorporation and the trust agreement entered into between us and Continental Stock Transfer& Trust Company on the date of closing our initial public offering, in order to extend the time available for us to consummate our initial business combination, our sponsor or its affiliates or designees, upon five days’ advance notice prior to the applicable deadline, must deposit into the trust account $762,360 on or prior to the date of the applicable deadline, for each three-month extension (up to an aggregate of $1,524,720), or $0.20 per share, if we extend for the full six months. We intend to issue a press release announcing such extension at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our sponsor and its affiliates or designees not obligated to fund the trust account to extend the time for us to complete our initial business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we have until December 11, 2021 (or until June 11, 2022 if we extend in full the period of time to consummate a business combination) to complete our initial business combination. If we are unable to complete our initial business combination by December 11, 2021 (or by June 11, 2022, if we extend the period of time to consummate a business combination in full), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by December 11, 2021 (or up to June 11, 2022).

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by December 11, 2021 (or by June 11, 2022, if we extend in full the period of time to consummate a business combination). However, if our sponsor, officers or directors acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by December 11, 2021 (or up to June 11, 2022).

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

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Marcum, our independent registered public accounting firm, and the underwriters of our initial public offering, did not execute agreements with us waiving such claims to the monies held in the trust account.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 11, 2021 (or by June 11, 2022, if we extend in full the period of time to consummate a business combination) may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by December 11, 2021 (or by June 11, 2022, if we extend in full the period of time to consummate a business combination), is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by December 11, 2021 (or by June 11, 2022, if we extend in full the period of time to consummate a business combination), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $50,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following December 11, 2021 (or up to the 21st month following our IPO) and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 11, 2021 (or by June 11, 2022, if we extend in full the period of time to consummate a business combination) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by December 11, 2021 (or by June 11, 2022, if we extend in full the period of time to consummate a business combination), subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered, and may continue to encounter, intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding rights, warrants and unit purchase option, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have two officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs and they intend to continue doing so until we have completed our initial business combination. The amount of time they devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Amendment contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination by December 11, 2021 (or by June 11, 2022, if we extend in full the period of time to consummate a business combination). We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate and report on our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not obtain additional financing to complete our initial business combination or reduce number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	our warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	we have identified a material weakness in our internal control over financial reporting;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management; and

●	For risk factors related to Arbe, see the registration statement that will be filed on Form S-4 by Arbe and the Company.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated September 8, 2020, and filed with the SEC on September 10, 2020. For risk factors related to Arbe and our business combination with Arbe, see the Proxy Statement we will file.

In addition, set forth below are certain additional risks relating to the restatement of our previously issued financial statements, as further described in this Amendment.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our warrants and restated our previously issued financial statements to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Amendment are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, as long as the warrants are outstanding, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in our company and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, the Company, in consultation with our Audit Committee, concluded on May 5, 2021 that our previously issued audited financial statements as of December 31, 2020 and for the period from June 2, 2020 (inception) to December 31, 2020, and our unaudited condensed financial statements for the quarter ended September 30, 2020, and related disclosures, should be restated. As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis. These deficiencies could result in additional material misstatements in our financial statements that could not be prevented or detected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we discover additional weaknesses in our internal controls in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, our management and our Audit Committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from June 2, 2020 (inception) through December 31, 2020. As part of the restatement, we identified a material weakness in our internal controls over financial reporting. As a result of such material weakness, the restatement related to the accounting for our warrants, and other matters raised or that may in the future be raised by the SEC, we may face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement of our financial statements and material weakness in our internal control over financial reporting. As of the date of this Amendment, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or its ability to complete a business combination.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Amendment, including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Amendment, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Restatement

In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet, as opposed to equity. Since their issuance on September 11, 2020, our warrants were accounted for as equity within our balance sheet and, after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued audited balance sheet as of September 11, 2020 as previously reported in its Form 8-K, the unaudited financial statements as of September 30, 2020 and for the period from June 2, 2020 (inception) through September 30, 2020, as previously reported in its Form 10-Q, and the audited financial statements as of December 31, 2020 and for the period from June 2, 2020 (inception) through December 31, 2020, as previously reported in its Form 10-K, should be restated because of a misapplication in the guidance around accounting for the warrants and should no longer be relied upon.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for warrants issued on September 11, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period. Accordingly, this Amendment restates our audited financial statements as of and for the period ended December 31, 2020.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from June 2, 2020 (Inception) through December 31, 2020, we had a net loss of $2,256,654, which consisted of warrant issuance costs of $496,672, unrealized loss on change in fair value of warrants of $523,924, operating costs of $300,396, and other expense relating to fair value exceeding amount paid for warrants of $938,413, offset by interest income earned on marketable securities held in our Trust Account of $2,751.

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

On October 13, 2020, we consummated the sale of an additional 123,600 units that were subject to the underwriters’ over-allotment option at $10.00 per unit, generating gross proceeds of $1,236,000. In connection with the closing of the purchase of the units sold pursuant to the underwriters’ over-allotment option, we sold an additional 37,080 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating gross proceeds of $37,080. On October 23, 2020, the underwriters canceled the remainder of the over-allotment option.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our initial business combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a business combination. We estimate our annual franchise tax obligations to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from our initial public offering held outside of the trust account or from interest earned on the funds held in the trust account and released to us for this purpose. Our 2020 franchise tax was calculated using a partial year proration and amounted to $104,432. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account reduced by our operating expense and franchise taxes. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 5,578,881 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Common Stock

The Company’s statements of operations include a presentation of loss per share for common stock subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. An aggregate of 5,578,881 Class A common stock subject to possible redemption at December 31, 2020 was excluded from the calculation of basic loss per share of common stock since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase an aggregate of 10,938,976 shares of the Company’s Class A common stock in the calculation of diluted loss per share, since they are not yet exercisable.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument (see Note 4).

FASB ASC 470-20, Debt with Conversion and Other Options, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A common stock.

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

Reference is made to pages F-1 through F-21 comprising a portion of this Amendment.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s public warrants and private placement warrants as described in the Explanatory Note to this Amendment, our disclosure controls and procedures were not effective as December 31, 2020.

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

Management’s Report on Internal Controls over Financial Reporting

This Amendment does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 5, 2021, we, in consultation with the Audit Committee, revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of December 31, 2020 and for the period June 2, 2020 (inception) to December 31, 2020 and our previously issued unaudited financial statements for the three months ended September 30, 2020 should be restated and should no longer be relied upon because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

NAME	AGE	POSITION
E. Scott Crist	56	Chief Executive Officer and Chairman
R. Greg Smith	62	Chief Financial Officer
Andrew Clark	58	Director
Harvin Moore	56	Director
Aruna Viswanathan	49	Director

E. Scott Crist, our Chairman and Chief Executive Officer since our inception, has over 30 years of business experience and an extensive background as an entrepreneur, venture capitalist and chief executive officer. He has founded, built and successfully exited a number of businesses in the technology, telecommunications, and industrial sectors, including companies involved in emerging 5G, AI and IoT technologies. He has been a partner at Texas Ventures, a leading technology venture firm since March 2000, and the Chief Executive Officer of Osperity, Inc. a market leader in AI-assisted industrial computer vision, since August 2019. Mr. Crist is also the Chairman and Executive Officer of Industrial Tech Acquisitions II, Inc., a blank check company in the process of its initial public offering. In 2012, Mr. Crist founded VA-Gov Housing Fund, a partnership of profit and non-profit companies advocating for US veterans and their families, and has been serving as its Chairman since then. In this capacity, he became a large lender for the US government’s homeless shelter program for veterans while deploying significant capital and achieving a blended internal rate of return of approximately 15% for the “for-profit” limited partners. From April 2016 to September 2019, Mr. Crist was Chief Executive Officer and Chairman of Infrastructure Networks, a leading 4G and 5G-LTE wireless broadband provider for the energy industry, until its control position sale to Apollo Global Management, and has been serving as a member of its board since then. From 2000 to 2002, Mr. Crist was founding chairman of Asset Nation Inc., formerly known as SalvageSale, Inc. (“SalvageSale”), an ecommerce leader in the surplus and salvage industry for the insurance brokerage and underwriting industry. The company was acquired by Ritchie Bros Auctioneers Inc. (NYSE: RBA) (“Ritchie Brothers”) in May 2012. The original SalvageSale platform served as a cornerstone of the Ritchie Brothers ecommerce strategy. Earlier in his career, from 1994 to 2000, Mr. Crist was the founder and Chief Executive Officer of Telscape International Inc., a telecommunications company focused on emerging global markets, and built Telscape from its start-up stage through multiple acquisitions into a publicly traded industry leader with a market cap in excess of $100 million. From 1991 to 1995, he was President and Chief Executive Officer of Matrix Telecom, Inc., a long-distance telecommunications company, which ranked 7th on the list of the 500 fastest growing private companies in the US by Inc. Magazine in 1995. Mr. Crist was named an Ernst & Young Entrepreneur of the Year in 2000 for the Texas region, and holds a BS in Electrical & Computer Engineering from North Carolina State University. He has an MBA from the Kellogg School at Northwestern University, and is a former adjunct professor and current lecturer at Rice University’s Jones Graduate School of Business. We believe this experience makes us well suited to identify, source, negotiate and execute an initial business combination with the goal of pursuing exceptional risk-adjusted returns for our stockholders.

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

Andrew Clark, one of our directors since the closing of our initial public offering, has over 30 years of business experience spanning many facets of technology, industrial and energy businesses. He has been a founder and principal with The Castell Group since 2003, an investment and advisory firm assisting companies in technology businesses. On a daily basis, he interacts with some of the region’s top entrepreneurs assisting them with their businesses while identifying the best of breed in which to invest. Mr. Clark is also a director nominee of Industrial Tech Acquisitions II, Inc., a blank check company in the process of its initial public offering. He has also served as a director of Texas Halo Fund I, LLC since 2012, of AETolls, LLC since 2018 and of TapNpay, Inc. since 2020. Mr. Clark also served as a director of Surge Accelerator, LLC (2011 to 2013), Quarri, Inc. (2010 to 2017), Onit, Inc. (2010 to 2012), and Metal Networks (2013 to 2016). His corporate career includes positions at Reliant Energy (now NRG) as VP of Interactive Marketing from 2000 to 2003, Director of Strategy at Compaq Computer (now Hewlett Packard) from 1989 to 2000, and a consultant with Coopers & Lybrand (now Pricewaterhouse Coopers) 1985 to 1989. He began his private equity investment experience at Compaq Computer, where he served as an observer on various boards. He is a graduate of The Wharton School of the University of Pennsylvania where he received his BS degree in Economics with a concentration in Entrepreneurship, and was both a Benjamin Franklin Scholar and a University Scholar.

Harvin Moore, one of our directors since the closing of our initial public offering, has, since June 2019, been serving as a President, Director, member of the Audit Committee and Chief Executive Officer of Houston Exponential, an independent non-profit focused on accelerating the growth of the technology innovation ecosystem of Houston, Texas, and as the co-chairman of the Houston Aerospace and Aviation Regional Task Force, a not-for-profit that pursues commercial arrangements in aerospace and aviation for the Houston region, as part of the Greater Houston Partnership, since August 2020. Mr. Moore is also a director nominee of Industrial Tech Acquisitions II, Inc., a blank check company in the process of its initial public offering. Mr. Moore has been involved in the technology innovation movement in Texas since the 1990s as entrepreneur, advisor, and venture investor. As a Principal of Frontera Technology Ventures (“Frontera”) since July 1991, Mr. Moore has invested in and/or advised growth-stage technology companies, holding equity stakes in many of Frontera’s portfolio clients. Mr. Moore has also been a director of Frontera Furniture Company since October 1991 and Emeritus International Education since August 2017. In addition, Mr. Moore has been deeply involved with K12 education since 1996, having worked with several prominent education reform organizations, including KIPP, Inc., a public charter school network, as a founding director, Treasurer, and Vice Chairman from 1997 to 2003. Mr. Moore was elected to the Board of Education of Houston Independent School District in 2003, and was re-elected three subsequent times before retiring as the longest serving member in 2017. Mr. Moore was the Chief Operating Officer and Director of both Space Service Holdings, Inc. (2003-2015), and Sentinel Satellite Inc. (2008-2014). Mr. Moore currently serves on the governing boards of TXRX Labs, a non-profit makerspace and job training organization, since December 2018, the Houston Angel Network, a nonprofit organization dedicated to supporting startups with financial resources and mentorship, since December 2018, The Manned Spaceflight Educational Foundation Inc, d/b/a Space Center Houston, a nonprofit which operates the visitor center for NASA’s Johnson Space Center Space Center Houston, since September 2012, and the Powell Foundation, a private charitable foundation supporting public education, arts, conservation and human services, since December 2000, where he also serves on the audit committee and as Treasurer. He holds a Master of Business Administration in Finance from New York University, and a Bachelor of Arts in Economics from Northwestern University. We believe Mr. Moore is well qualified to serve on our Board due to his extensive operational and management experience in technology and finance related organizations.

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

In the table below, percentage ownership is based on 9,680,736 shares of our common stock, consisting of (i) 7,774,836 shares of our Class A common stock and (ii) 1,905,900 shares of our Class B common stock, issued and outstanding as of December 31, 2020. Voting power represents the combined voting power of shares of Class A common stock and shares of Class B common stock owned beneficially by such person. On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of the Original Report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Shares
Industrial Tech Partners, LLC (2)(3)	—	—	1,905,900	100%	19.69%
E. Scott Crist (2)(3)	—	—	1,905,900	100%	19.69%
R. Greg Smith (4)	—	—	—	—	—
Andrew Clark (4)	—	—	—	—	—
Aruna Viswanathan (4)
Harvin Moore (4)	—	—	—	—	—

All directors and executive officers as a group (5 individuals) (2)	—	—	1,905,900	100%	19.69%

Other 5% Stockholders
Karpus Management, Inc. (5)	1,100,937	14.16%			11.37%
Hudson Bay Capital Management LP (6)	745,000	9.58%			7.70%
CVI Investments, Inc. (7)	400,000	5.14%			4.13%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Industrial Tech Acquisitions, Inc., 5090 Richmond Ave, Suite 319, Houston, Texas 77056.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained therein.

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
(7)

Heights Capital Management, Inc. is the investment manager to CVI Investments, Inc. and as such may exercise voting and dispositive power over these shares. The address for CVI Investments is P.O. Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, KY1-1104 Cayman Islands.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

On June 24, 2020, we issued an aggregate of 1,725,000 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.014 per share. In August 2020, we effected a 0.25 for 1 stock dividend for each share of Class B common stock outstanding, resulting in our sponsor holding an aggregate of 2,156,250 founder shares (up to 281,250 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. Based on the final size of the initial offering and partial exercise by the underwriters of their over-allotment option, 250,350 founders shares were forfeited, resulting in our sponsor holding an aggregate of 1,905,900 shares. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

Simultaneously with the closing of our initial public offering, our sponsor purchased 3,075,000 warrants at a price of $1.00 per warrant, for an aggregate purchase price of $3,075,000. On October 13, 2020, in connection with the purchase of an additional 123,600 units sold pursuant to the underwriters’ over-allotment option, we sold an additional 37,080 private placement warrants to our sponsor at a price of $1.00 per private placement warrant, generating gross proceeds of $37,080. The private placement warrants are identical to the units sold in our public offering except that the private placement warrants, so long as they are held by our sponsor, the underwriters or their permitted transferees, (i) will not be redeemable by us, (ii) may not (including the Class A common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. The private placement warrants (including the shares of Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from June 2, 2020 (inception) through December 31, 2020, have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY
March 31, 2021, except for the effects of the restatements discussed for warrants in Note 2, for which the date is May 24, 2021

INDUSTRIAL TECH ACQUISITIONS, INC.

BALANCE SHEET

DECEMBER 31, 2020

(As Restated)

Assets
Cash	$406,381
Prepaid assets	110,466
Total current assets	516,847
Marketable securities held in Trust Account	77,000,788
Total Assets	$77,517,635

Liabilities and Stockholders’ Equity
Accounts payable	$109,432
Due to related party	1,816
Total current liabilities	111,248
Warrant Liability	13,391,430
Deferred underwriters’ discount	2,668,260
Total liabilities	16,170,938

Commitments
Class A common stock subject to possible redemption, 5,578,881 shares at redemption value	56,346,693

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,195,955 shares issued and outstanding (excluding 5,578,881 shares subject to possible redemption)	220
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 1,905,900 shares issued and outstanding	191
Additional paid-in capital	7,256,247
Accumulated deficit	(2,256,654)
Total stockholders’ equity	5,000,004

Total Liabilities and Stockholders’ Equity	$77,517,635

The accompanying notes are an integral part of these financial statements.

INDUSTRIAL TECH ACQUISITIONS, INC.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JUNE 2, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Formation and operating costs	$300,396
Loss from operations	(300,396)

Other income (expense)
Warrant issuance costs	(496,672)
Other expense relating to fair value exceeding amount paid for warrants	(938,413)
Interest Income	2,751
Unrealized loss on change in fair value of warrants	(523,924)
Total other expense	(1,956,258)

Net loss	$(2,256,654)

Weighted average shares outstanding, basic and diluted (1)	3,047,043
Basic and diluted net loss per common stock (2)	$(0.74)

(1)	Excludes 5,578,881 shares subject to possible redemption. (See Note 5)
(2)	Excludes interest income attributable to shares subject to possible redemption of $2,428.

The accompanying notes are an integral part of these financial statements.

INDUSTRIAL TECH ACQUISITIONS, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(As Restated)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance as of June 2, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	2,156,250	216	24,784	—	25,000
Forfeiture of founder shares			(250,350)	(25)	25	—	—
Issuance of representative shares	151,236	15	—	—	2,001	—	2,016
Sale of 7,623,600 Units, net of underwriting discount and offering expenses	7,623,600	762	—	—	63,575,573	—	63,576,335
Change in Class A common stock subject to possible redemption	(5,578,881)	(557)	—	—	(56,346,136)	—	(56,346,693)
Net loss	—	—	—	—	—	(2,256,654)	(2,256,654)

Balance as of December 31, 2020	2,195,955	220	1,905,900	$191	$7,256,247	$(2,256,654)	$5,000,004

The accompanying notes are an integral part of these financial statements.

INDUSTRIAL TECH ACQUISITIONS, INC.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 2, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Cash Flows from Operating Activities:
Net loss	$(2,256,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by related party	1,816
Interest earned on marketable securities held in Trust Account	(2,428)
Unrealized loss on change in fair value of warrants	523,924
Warrant issuance costs	496,672
Compensation expenses	938,413
Changes in current assets and current liabilities:
Prepaid assets	(110,466)
Accounts payable	109,432
Net cash used in operating activities	(299,291)

Cash Flows from Investing Activities:
Marketable securities held in Trust Account	(76,998,360)
Net cash used in investing activities	(76,998,360)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ fees	75,086,280
Proceeds from private placement	3,112,080
Proceeds from issuance of founder shares	25,000
Proceeds from issuance of promissory note to related party	175,000
Proceeds from underwriter’s unit purchase option	100
Repayment of promissory note to related party	(175,000)
Payments of offering costs	(519,428)
Net cash provided by financing activities	77,704,032

Net Change in Cash	406,381
Cash - Beginning	-
Cash - Ending	$406,381

Supplemental Disclosure of Non-cash Financing Activities:
Change in value of Class A common stock subject to possible redemption	$56,346,693
Deferred underwriting commissions charged to additional paid-in capital	$2,668,260

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

As of December 31, 2020, the Company had not yet commenced any operations. All activity for the period from June 2, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

Financing

The registration statement for the Company’s IPO was declared effective on September 8, 2020 (the “Effective Date”). On September 11, 2020, the Company consummated the IPO of 7,500,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $75,000,000, which is described in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale of 3,075,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Industrial Tech Partners, LLC, a Delaware limited liability company (the “Sponsor”), generating gross proceeds of $3,075,000, which is described in Note 5.

On October 13, 2020, the Company consummated the sale of an additional 123,600 Units (the “Over-Allotment Units”) that were subject to the underwriters’ over-allotment option at $10.00 per Unit, generating gross proceeds of $1,236,000. In connection with the closing of the purchase of the Over-Allotment Units, the Company sold an additional 37,080 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $37,080. Following the closing of the over-allotment option, additional $1,248,360 has been placed in the Company’s Trust Account (defined as below) established in connection with the IPO.

Transaction costs amounted to $4,729,424 consisting of $1,149,720 of underwriting fee, $2,668,260 of deferred underwriting fee, the fair value of the option granted to the underwriters of $390,000, the fair value of the shares issued to the underwriters of $2,016 deemed as underwriters’ compensation, and $519,428 of other offering costs.

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

Through December 31, 2020, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $175,000 which were repaid upon the IPO (as described in Note 6) and the remaining net proceeds from the IPO, the sale of the Over-Allotment Units and the sale of Private Placement Warrants (as described in Note 4 and 5).

The Company anticipates that the $406,381 outside of the Trust Account as of December 31, 2020, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Staff of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a Business Combination, which terms are similar to those contained in the warrant agreement, dated as of September 8, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”). As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 7,623,600 Public Warrants, (ii) the 3,105,900 Private Warrants, and (iii) the 209,476 Underwriter Warrants (See Note 4, Note 5, and Note 8). The Company previously accounted for all Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity, the Company concluded that a provision in the Warrant Agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of change.

The Company’s management and the audit committee of the Company’s Board of Directors concluded that it is appropriate to restate the Company’s previously issued audited balance sheet as of September 11, 2020 as previously reported in its Form 8-K, the Company’s previously issued unaudited financial statements as of September 30, 2020 and for the period from June 2, 2020 (inception) through September 30, 2020, as previously reported in its Form 10-Q, and the audited financial statements as of December 31, 2020 and for the period from June 2, 2020 (inception) through December 31, 2020, as previously reported in its Form 10-K. The restated classification and reported values of the Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustment	As Restated
Balance Sheet at September 11, 2020
Warrant Liability	$-	$12,679,255	$12,679,255
Class A common stock subject to possible redemption	68,828,860	(12,679,255)	56,149,605
Class A common stock	84	125	209
Additional paid-in capital	5,001,512	1,418,954	6,420,466
Accumulated deficit	$(1,810)	$(1,419,079)	$(1,420,889)

Balance Sheet at September 30, 2020
Warrant Liability	$-	$12,679,255	$12,679,255
Class A common stock subject to possible redemption,	68,778,192	(12,679,255)	56,098,937
Class A common stock	84	126	210
Additional paid-in capital	5,052,180	1,418,953	6,471,133
Accumulated deficit	$(52,476)	$(1,419,079)	$(1,471,555)

Statement of Operations for the period from June 2, 2020 (inception) through September 30, 2020
Other expense relating to fair value exceeding amount paid for warrants	$-	$(930,191)	$(930,191)
Warrant issuance costs	-	(488,888)	(488,888)
Net loss	$(52,476)	$(1,419,079)	$(1,471,555)
Weighted average shares outstanding, basic and diluted	2,007,250	198,767	2,206,017
Basic and diluted net loss per common stock	$(0.03)	(0.64)	(0.67)

Statement of Operations for the three months ended September 30, 2020
Other expense relating to fair value exceeding amount paid for warrants	$-	$(930,191)	$(930,191)
Warrant issuance costs	-	(488,888)	(488,888)
Net loss	$(50,660)	$(1,419,079)	$(1,469,739)
Weighted average shares outstanding, basic and diluted	2,047,500	259,261	2,306,761
Basic and diluted net loss per common stock	$(0.03)	(0.61)	(0.64)

Statement of Cash Flows for the period from June 2, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net loss	$(52,476)	$(1,419,079)	$(1,471,555)
Warrant issuance costs	-	488,888	488,888
Other expense relating to fair value exceeding amount paid for warrants	$-	$930,191	$930,191

Balance Sheet at December 31, 2020
Warrant Liability	$-	$13,391,430	$13,391,430
Class A common stock subject to possible redemption,	69,738,123	(13,391,430)	56,346,693
Class A common stock	87	133	220
Additional paid-in capital	5,297,371	1,958,876	7,256,247
Accumulated deficit	$(297,645)	$(1,959,009)	$(2,256,654)

Statement of Operations for the period from June 2, 2020 (inception) through December 31, 2020
Other expense relating to fair value exceeding amount paid for warrants	$-	$(938,413)	$(938,413)
Unrealized loss on change in fair value of warrants	-	(523,924)	(523,924)
Warrant issuance costs	-	(496,672)	(496,672)
Net loss	$(297,645)	$(1,959,009)	$(2,256,654)
Weighted average shares outstanding, basic and diluted	2,389,749	657,294	3,047,043
Basic and diluted net loss per common stock	$(0.13)	(0.61)	(0.74)

Statement of Cash Flows for the period from June 2, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(297,645)	$(1,959,009)	$(2,256,654)
Unrealized loss on change in fair value of warrants	-	523,924	523,924
Warrant issuance costs	-	496,672	496,672
Other expense relating to fair value exceeding amount paid for warrants	$-	$938,413	$938,413

Note 3 — Summary of Significant Accounting Policies

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

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 5,578,881 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Loss Per Common Stock

The Company’s statements of operations include a presentation of loss per share for common stock subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. An aggregate of 5,578,881 Class A common stock subject to possible redemption at December 31, 2020 was excluded from the calculation of basic loss per share of common stock since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase an aggregate of 10,938,976 shares of the Company’s Class A common stock in the calculation of diluted loss per share, since they are not yet exercisable.

Below is a reconciliation of the net loss per common stock:

For the period from June 2, 2020 (Inception) to December 31, 2020
Net loss	$(2,256,654)
Less: income attributable to common stock subject to possible redemption	(1,742)
Adjusted net loss	$(2,258,396)

Weighted average shares outstanding, basic and diluted	3,047,043

Basic and diluted net loss per common stock	$(0.74)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO. Offering costs are allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities is expensed, and offering costs associated with the Class A common stock are charged to the stockholders’ equity.

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

The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified as level 3. See Note 7 for additional information on assets and liabilities measured at fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument (see Note 4).

FASB ASC 470-20, Debt with Conversion and Other Options addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate IPO proceeds from the Units between Class A common stock and warrants, using the residual method by allocating IPO proceeds first to fair value of the warrants and then the Class A common stock.

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

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

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

Warrants

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

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

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

Note 7 — Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31, 2020	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
U.S. Money Market held in Trust Account	$77,000,788	$77,000,788	$-	$-
	$77,000,788	$77,000,788	$-	$-

Liabilities:
Warrant Liability	$13,391,430	$-	$-	$13,391,430
	$13,391,430	$-	$-	$13,391,430

The following table sets forth a summary of the changes in the fair value of the warrant liability for the period from June 2, 2020 (inception) through December 31, 2020:

Warrant Liability
Fair value as of June 2, 2020	$—
Initial fair value of warrant liability upon issuance at IPO	12,679,255
Initial fair value of warrant liability upon issuance at over-allotment	188,251
Revaluation of warrant liability included in other expense within the statement of operations for the period from June 2,2020 (inception) through December 31, 2020	523,924
Fair value as of December 31, 2020	$13,391,430

Note 8 — Commitments

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

On October 13, 2020, the Company consummated the sale of an additional 123,600 Units (the “Over-Allotment Units) that were subject to the underwriters’ over-allotment option at $10.00 per Unit, generating gross proceeds of $1,236,000. In connection with the closing of the purchase of the Over-Allotment Units, the Company sold an additional 37,080 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $37,080. Following the closing of the over-allotment option, additional $1,248,360 has been placed in the Company’s Trust Account (defined as below) established in connection with the IPO. On October 13, 2020, 250,350 founder shares were forfeited.

Unit Purchase Option

The Company sold to Maxim Group LLC (“Maxim”), the representative of the underwriters (and/or its designees), for $100, an option to purchase up to a total of 200,000 units (or 230,000 units if the underwriters’ over-allotment option was exercised in full) exercisable, in whole or in part, at $11.50 per unit, commencing on the later of (i) the consummation of a Business Combination, or (ii) six months from September 11, 2020. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the Effective Date. The Company accounted for the Unit Purchase Option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The Company estimated the fair value of the unit purchase option is $390,000 (or $1.95 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option to be granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 27.49%, (2) risk-free interest rate of 0.26% and (3) expected life of five years. The expected volatility was determined by the Company based on the historical volatilities of a set of comparative special purpose acquisition companies (“SPAC”), and the risk-fee interest rate was determined by reference to the U.S. Treasury yield curve in effect for time period equals to the expected life of the unit purchase option. The option and the 200,000 units (or 230,000 units if the underwriters’ over-allotment option is exercised in full), as well as the 200,000 shares of Class A common stock (or 230,000 shares if the underwriters’ over-allotment option is exercised in full), and the warrants to purchase 200,000 shares of Class A common stock (or 230,000 shares if the underwriters’ over-allotment option is exercised in full) that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the Effective Date or the commencement of sales in the IPO pursuant to Rule 5110(g)(1) of FINRA’s Rules, during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following September 11, 2020 except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holders demand and “piggy-back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of shares of Class A common stock at a price below its exercise price. The Company will have no obligation to net cash settle the exercise of the purchase option or the warrants underlying the purchase option. The holder of the purchase option will not be entitled to exercise the purchase option or the warrants underlying the purchase option unless a registration statement covering the securities underlying the purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the purchase option or underlying warrants, the purchase option or warrants, as applicable, will expire worthless.

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

Note 9 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At December 31, 2020, there were no shares of preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At December 31, 2020, the Company has issued an aggregate of 2,195,955 shares of Class A common stock, excluding 5,578,881 shares of Class A common stock subject to possible redemption.

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

Note 10 — Income Tax

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Permanent Book/Tax Differences	(18.2)%
Change in valuation allowance	(2.8)%
Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company’s financial position or statement of operations.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.

On March 19, 2021, the Company entered into a definitive business combination agreement (the “Business Combination Agreement”) with Arbe Robotics Ltd. (“Arbe”), a leading provider of next-generation 4D Imaging Radar solutions. Pursuant to the Business Combination Agreement. Pursuant to the Business Combination Agreement, among other things, a newly formed subsidiary of Arbe will merge with the company, with the company surviving as a wholly-owned subsidiary of Arbe. Arbe is expected to trade on The Nasdaq Stock Market. The transaction is expected to close in early Q3 2021.

Simultaneously with the execution of the Business Combination Agreement, the Company and Arbe entered into PIPE subscription agreements with PIPE investors pursuant to which the PIPE investors would purchase 10,000,000 shares of Class A common stock at a price of $10.00 per share, or a total of $100,000,000 (or at Arbe’s sole election, Arbe could sell the PIPE investors 10,000,000 ordinary shares of Arbe at a price of $10.00 per share). The PIPE financing will be consummated simultaneously with the closing of the transaction under the Business Combination Agreement. The consummation of the transactions contemplated by the PIPE subscription agreements is conditioned on the concurrent closing of the transaction and other customary closing conditions. The PIPE investors include Texas Ventures, an affiliate of the Company, which subscribed for $3,400,000 in the PIPE financing. E. Scott Crist, who is chief executive officer and a director of the Company and the managing member of the Sponsor, is a partner of Texas Ventures.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement dated September 8, 2020 between the Company and Maxim Group LLC (2)
3.1	Second Amended and Restated Certificate of Incorporation (2)
3.3	Bylaws (1)
4.1	Specimen Unit Certificate (1)
4.2	Specimen Class A Common Stock Certificate (1)
4.3	Specimen Warrant Certificate (1)
4.4	Warrant Agreement dated September 8, 2020 between the Company any Continental Stock Transfer & Trust Company (2)
4.5	Description of Registered Securities (3)
4.6	Unit Purchase Option dated September 8, 2020 between the Company and Maxim Partners LLC
10.1	Letter Agreement dated September 8, 2020 among the Company, Industrial Tech Partners LLC and each of the directors and executive officers of the Company (2)
10.2	Investment Management Trust Agreement dated September 8, 2020 between Continental Stock Transfer & Trust Company and the Company (2)
10.3	Registration Rights Agreement dated September 8, 2020 among the Company, Industrial Tech Partners LLC and the Holders signatory thereto (2)
10.4	Private Placement Warrant Purchase Agreement dated September 8, 2020 between the Company and Industrial Tech Partners LLC (2)
10.5	Form of Indemnity Agreement (2)
10.6	Promissory Note issued March 12, 2020 to Industrial Tech Partners LLC (1)
10.7	Securities Subscription Agreement dated June 24, 2020 between the Registrant and Industrial Tech Partners, LLC (1)
10.8	Administrative Support Agreement dated September 8, 2020 between the Company and Texas Ventures Mgmt, LLC (2)
14.1	Code of Ethics (3)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
99.1	Audit Committee Charter(3)
99.2	Compensation Committee Charter(3)
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1, originally filed with the SEC on August 7, 2020 (File No. 333-242339), as amended.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on September 11, 2020.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 24, 2021	Industrial Tech Acquisitions, Inc.

	By:	/s/ E. Scott Crist
	Name:	E. Scott Crist
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ E. Scott Crist	Chief Executive Officer, Chairman and Director	May 24, 2021
E. Scott Crist	(Principal Executive Officer)

/s/ R. Greg Smith	Chief Financial Officer	May 24, 2021
R. Greg Smith	(Principal Financial and Accounting Officer)

/s/ Andrew Clark	Director	May 24, 2021
Andrew Clark

/s/ Harvin Moore	Director	May 24, 2021
Harvin Moore

/s/ Aruna Viswanathan	Director	May 24, 2021
Aruna Viswanathan