Form 10-Q
period 2021-03-31
Industrial Tech Acquisitions, Inc.
filed 2021-06-04
CIK 1816696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of June 4, 2021, there were 7,774,836 shares of Class A common stock and 1,905,900 shares of Class B common stock of the registrant issued and outstanding.

INDUSTRIAL TECH ACQUISITIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

i

INDUSTRIAL TECH ACQUISITIONS, INC.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
Assets
Cash	$198,930	$406,381
Prepaid assets	114,514	110,466
Total current assets	313,444	516,847
Marketable securities held in Trust Account	77,004,391	77,000,788
Total Assets	$77,317,835	$77,517,635

Liabilities and Stockholders’ Equity
Accounts payable	$6,209	$109,432
Due to related party	1,816	1,816
Total current liabilities	8,025	111,248
Warrant Liability	14,871,126	13,391,430
Deferred underwriters’ discount	2,668,260	2,668,260
Total liabilities	17,547,411	16,170,938

Commitments
Class A common stock subject to possible redemption, 7,623,600 and 5,578,881 shares at redemption value, respectively	77,004,391	56,346,693

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 151,236 and 2,195,955 shares issued and outstanding (excluding 7,623,600 and 5,578,881 shares subject to possible redemption), respectively	15	220
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 1,905,900 shares issued and outstanding	191	191
Additional paid-in capital	24,794	7,256,247
Accumulated deficit	(17,258,967)	(2,256,654)
Total stockholders’ equity (deficit)	(17,233,967)	5,000,004

Total Liabilities and Stockholders’ Equity (Deficit)	$77,317,835	$77,517,635

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS, INC.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Operating costs	$100,324
Loss from operations	(100,324)

Other income (expense)
Bank interest income	144
Trust interest income	3,603
Unrealized loss on change in fair value of warrants	(1,479,696)
Total other expense	(1,475,949)

Net loss	$(1,576,273)

Basic and diluted weighted average shares outstanding, common stock subject to redemption (Note 2)	7,623,600
Basic and diluted net income per Class A common stock (Note 2)	$0.00

Basic and diluted weighted average shares outstanding, common stock (Note 2)	2,057,136
Basic and diluted net loss per common stock (Note 2)	$(0.77)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS, INC.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A		Class B		Additional		Total Stockholders’
	Common Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	(Deficit)

Balance as of December 31, 2020	2,195,955	220	1,905,900	$191	$7,256,247	$(2,256,654)	$5,000,004
Change in Class A common stock subject to possible redemption	(2,044,719)	(205)	—	—	(7,231,453)	(13,426,040)	(20,657,698)
Net loss	—	—	—	—	—	(1,576,273)	(1,576,273)
Balance as of March 31, 2021	151,236	15	1,905,900	$191	$24,794	$(17,258,967)	$(17,233,967)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS, INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net loss	$(1,576,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,603)
Unrealized loss on change in fair value of warrants	1,479,696
Changes in current assets and current liabilities:
Prepaid assets	(4,048)
Accounts payable	(103,223)
Net cash used in operating activities	(207,451)

Net Change in Cash	(207,451)
Cash - Beginning	406,381
Cash - Ending	$198,930

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2021, the Company had not yet commenced any operations. All activity for the period from June 2, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Liquidity

As of March 31, 2021, the Company had cash outside the Trust Account of $198,930 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of March 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through March 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $175,000 which were repaid upon the IPO (as described in Note 6) and the remaining net proceeds from the IPO, the sale of the Over-allotment Units and the sale of Private Placement Warrants (as described in Note 4 and 5).

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

Based on the foregoing, management believes that the Company has sufficient liquidity to meet its anticipated obligations until the earlier of the consummation of the initial Business Combination or liquidation.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of March 31, 2021 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on September 10, 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, the assets held in the Trust Account were held in treasury funds.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of March 31, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 7,623,600 and 5,578,881 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net Loss Per Common Stock

The Company’s statements of operations include a presentation of loss per share for common stock subject to possible redemption in a manner similar to the two-class method of loss per share. Net loss per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the period. An aggregate of 7,623,600 Class A common stock subject to possible redemption at March 31, 2021 was excluded from the calculation of basic loss per share of common stock since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase an aggregate of 10,938,976 shares of the Company’s Class A common stock in the calculation of diluted loss per share, since they are not yet exercisable.

Below is a reconciliation of the net loss per common stock:

For the Three Months Ended March 31, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest income on marketable securities held in Trust Account	$3,603
Net earnings	$3,603
Denominator: Weighted average Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	7,623,600
Basic and diluted net earnings per share, Redeemable Class A Common Stock	$0.00

Non-Redeemable Common Stock
Numerator: Net loss minus net earnings
Net loss	$(1,576,273)
Net earnings attributable to Redeemable Class A Common Stock	(3,603)
Non-redeemable net loss	$(1,579,876)
Denominator: Weighted average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Common Stock	2,057,136
Basic and diluted net loss per share, Non-Redeemable Common Stock	$(0.77)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that were related to the IPO. Offering costs were allocated to the separable financial instruments issued in the IPO based on a relative fair value basis compared to total proceeds received. Offering costs associated with warrant liabilities were expensed, and offering costs associated with the Class A common stock were charged to the stockholders’ equity.

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

The Company’s warrant liability is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified as level 3. See Note 6 for additional information on assets and liabilities measured at fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. Derivative instruments are recorded at fair value on the grant date and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined that both the Public Warrants and Private Placement Warrants are derivative instruments (See Note 3 and Note 4).

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the Company’s financial statements and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Due to Related Parties

As of March 31, 2021 and December 31, 2020, related parties paid an aggregate of $1,816 on behalf of the Company to pay for formation costs.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2021 and December 31, 2020, the Company had no Working Capital Loans.

On June 3, 2021, the Company issued a convertible promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $250,000. The convertible promissory note is non-interest bearing and payable on the date on which the Company consummates a Business Combination. The unpaid principal amount under the convertible promissory note (up to $250,000) may be converted at the option of the Sponsor into warrants to purchase shares of Class A common stock at a price of $1.00 per warrant upon the consummation of a Business Combination. The warrants would be identical to the Private Placement Warrants. As of June 3, 2021, the outstanding balance under the convertible promissory note was $100,000.

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

Administrative Support Agreement

Commencing on September 8, 2020, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. For the three months ended March 31, 2021, the Company incurred $30,000 of administrative services under this arrangement. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 6 — Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$77,004,391	$77,004,391	$-	$-
	$77,004,391	$77,004,391	$-	$-
Liabilities:
Warrant Liability	$14,871,126	$8,614,668	$-	$6,256,458
	$14,871,126	$8,614,668	$-	$6,256,458

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$77,000,788	$77,000,788	$-	$-
	$77,000,788	$77,000,788	$-	$-
Liabilities:
Warrant Liability	$13,391,430	$-	$-	$13,391,430
	$13,391,430	$-	$-	$13,391,430

The following table sets forth a summary of the changes in the fair value of the warrant liability for the three months ended March 31, 2021:

Warrant Liability
Fair value as of December 31, 2020	$13,391,430
Revaluation of warrant liability included in other expense within the statement of operations for the three months ended March 31, 2021	1,479,696
Fair value as of March 31, 2021	$14,871,126

Note 7 — Commitments

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

As of March 31, 2021 and December 31, 2020, the total amount of deferred underwriting fee was $2,668,260.

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

Representative’s Common Stock

On September 11, 2020, the Company issued to Maxim Partners LLC and/or its designees, 150,000 shares of Class A common stock (the “representative shares”). On October 13, 2020, the Company issued to Maxim Partners LLC and/or its designees additional 1,236 representative shares. The fair value of the representative shares was estimated to be $1.3 million and was treated as underwriters’ compensation and charged directly to stockholders’ equity.

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

Business Combination Agreement

On March 18, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Arbe Robotics Ltd., an Israeli company (“Arbe”), and Autobot MergerSub, Inc., a Delaware corporation and a wholly owned subsidiary of Arbe (“Merger Sub”). Pursuant to the Business Combination Agreement, at the closing (the “Closing”) of the transactions contemplated thereunder (collectively, the “Transaction”), (i) Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity and a wholly owned subsidiary of Arbe (the “Merger”); (ii) the common stock of the Company (including Class A common stock and Class B common stock) will be converted into ordinary shares of Arbe (“Company Ordinary Shares”) on a one-for-one basis; (iii) warrants to purchase the Company’s common stock will be converted into warrants to purchase the same number of Company Ordinary Shares at the same exercise price and for the same exercise period; (iv) the Company will become a wholly owned subsidiary of Arbe; and (v) the Company will change its corporate name to Autobot HoldCo, Inc., and will have a restated certificate of incorporation appropriate for a private corporation.

Simultaneously with the execution of the Business Combination Agreement, the Company and Arbe entered into subscription agreements (collectively, the “Subscription Agreements”) with certain investors (the “PIPE Investors”) for an aggregate of $100,000,000 for 10,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share (or at Arbe’s sole election, Company Ordinary Shares (the “PIPE Shares”), at a price of $10.00 per share in a private placement to be consummated simultaneously with the closing of the Transaction (the “PIPE Investment”). The consummation of the transactions contemplated by the Subscription Agreements is conditioned on the concurrent Closing and other customary closing conditions. Among other things, each PIPE Investor agreed in the Subscription Agreement that it and its affiliates will not have any right, title, interest or claim of any kind in or to any monies in the Company’s Trust Account held for its public stockholders, and agreed not to, and waived any right to, make any claim against the Trust Account (including any distributions therefrom). In addition, Arbe granted certain customary resale registration rights to the PIPE Investors in the Subscription Agreements.

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were no shares of preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, the Company has issued an aggregate of 151,236 and 2,195,955 shares of Class A common stock, excluding 7,623,600 and 5,578,881 shares of Class A common stock subject to possible redemption, respectively.

The Company determined the common stock subject to redemption to be equal to the amount of the marketable securities held in the Trust Account while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the PIPE Investment and associated PIPE Subscription Agreements, it was concluded that the redemption value should include all the Public Shares resulting in the common stock subject to possible redemption being equal to $77,004,391 (approximately $10.10 per share). This resulted in a measurement adjustment to the initial carrying value of the common stock subject to redemption with the offset recorded to additional paid-in capital and accumulated deficit.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At June 24, 2020, the Company issued 1,725,000 shares of Class B common stock to its initial stockholder, Industrial Tech Partners, LLC, for $25,000, or approximately $0.014 per share. The founder shares include an aggregate of up to 225,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On August 13, 2020, the Company effected a 0.25 for 1 stock dividend for each share of Class B common stock outstanding, resulting in the initial stockholder holding an aggregate of 2,156,250 shares of Class B common stock (up to 281,250 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). On October 13, 2020, 250,350 founder shares were forfeited. As of March 31, 2021 and December 31, 2020, there were 1,905,900 shares of Class B common stock issued and outstanding.

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

Note 9 — Subsequent Events

On June 3, 2021, the Company issued a convertible promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to an aggregate principal amount of $250,000 to be used for the Company’s operating costs.  The Promissory Note is non-interest bearing, unsecured and payable on the date on which the Company consummates a Business Combination.  The unpaid principal amount of the Promissory Note (up to $250,000) may be converted by the Sponsor into warrants exercisable for one share of Class A common stock of the Company (the “Conversion Warrants”) upon the consummation of a Business Combination at a price of $1.00 per Conversion Warrant.  The terms of the Conversion Warrants will be identical to the Private Placement Warrants issued by the Company to the Sponsor in connection with the Company’s IPO.   As of June 3, 2021, the outstanding balance under the Promissory Note was $100,000.

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

For the three months ended March 31, 2021, we had a net loss of $1,576,273 which was comprised of operating costs of $100,324, interest income of $3,603 from marketable securities held in our Trust Account, interest income of $144 from our bank account, and unrealized loss on change in fair value of warrants of $1,479,696.

Liquidity and Capital Resources

As of March 31, 2021, the Company had cash outside the Trust Account of $198,930 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of March 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through March 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $175,000 which were repaid upon the IPO (as described in Note 6) and the remaining net proceeds from the IPO, the sale of the Over-allotment Units and the sale of Private Placement Warrants (as described in Note 4 and 5).

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

On June 3, 2021, the Company issued a convertible promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $250,000. The convertible promissory note is non-interest bearing and payable on the date on which the Company consummates a Business Combination. The unpaid principal amount under the convertible promissory note (up to $250,000) may be converted at the option of the Sponsor into warrants to purchase shares of Class A common stock at a price of $1.00 per warrant upon the consummation of a Business Combination. The warrants would be identical to the Private Placement Warrants. As of June 3, 2021, the outstanding balance under the convertible promissory note was $100,000.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected.

Based on the foregoing, management believes that the Company has sufficient liquidity to meet its anticipated obligations until the earlier of the consummation of the initial Business Combination or liquidation.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, and in light of the SEC’s Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies, promulgated on April 12, 2021, our chief executive officer (who serves as our principal executive officer and principal financial officer) has concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the 10-K/A filed May 21, 2021, a material weakness existing and our disclosure controls and procedures were not effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on September 10, 2020 (the “Prospectus”), in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 31, 2021 (the “Annual Report”), and in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, filed with the SEC on May 24, 2021 (the “Restated Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. For risk factors related to Arbe and our business combination with Arbe, see the proxy statement we will file with the SEC. Except as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Prospectus, the Annual Report, and the Restated Annual Report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in our company and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, the Company, in consultation with our audit committee of the board of directors, concluded on May 5, 2021 that our previously issued audited financial statements as of December 31, 2020 and for the period from June 2, 2020 (inception) to December 31, 2020, and our unaudited condensed financial statements for the quarter ended September 30, 2020, and related disclosures, should be restated. As part of such process, we identified a material weakness in our internal controls over financial reporting.

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

As of March 31, 2021, cash held outside the Trust Account was $198,930. The net proceeds of our Initial Public Offering and the sale of the Private Placement Warrants are held in the Trust Account and have been invested by the trustee only in U.S. government securities with a maturity of 180 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended. There has been no material change in the planned use of the proceeds from our Initial Public Offering and the private placement as is described in the Company’s final prospectus related to our Initial Public Offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Business Combination Agreement, dated as of March 18, 2021, by and among Arbe Robotics Ltd., Autobot MergerSub, Inc., and Industrial Tech Acquisitions, Inc.(1)
10.1	Form of Voting Agreement, dated as of March 18, 2021, by and among Arbe Robotics Ltd., Industrial Tech Acquisitions, Inc., and the shareholder of Arbe party thereto.(1)
10.2	Form of Lock-Up Agreement, dated as of March 18, 2021, by and between Arbe Robotics Ltd. and the shareholder of Arbe party thereto.(1)
10.3	Founder Lock-Up Letter Agreement, dated as of March 18, 2021, by and between Arbe Robotics Ltd. and Industrial Tech Partners, LLC.(1)
10.4	First Amendment to Registration Rights Agreement, dated as of March 18, 2021, by and among Arbe Robotics Ltd., Industrial Tech Acquisitions, Inc., and Industrial Tech Partners, LLC.(1)
10.5	Form of Subscription Agreement, by and among Arbe Robotics Ltd., Industrial Tech Acquisitions, Inc., and the subscriber party thereto.(1)
10.6	Promissory Note, dated June 3, 2021, issued to Industrial Tech Partners, LLC.*
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 24, 2021 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL TECH ACQUISITIONS, INC.

Date: June 4, 2021		/s/ E. Scott Crist
	Name:	E. Scott Crist
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: June 4, 2021		/s/ R. Greg Smith
	Name:	R. Greg Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)