Form 10-Q
period 2021-06-30
Industrial Tech Acquisitions, Inc.
filed 2021-08-16
CIK 1816696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, there were 7,774,836 shares of Class A common stock and 1,905,900 shares of Class B common stock of the registrant issued and outstanding.

INDUSTRIAL TECH ACQUISITIONS, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Balance Sheets as of June 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2021 and for the period from June 2, 2020 (inception) through June 30, 2020	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2021	3

	Unaudited Condensed Statement of Changes in Stockholder’s Equity for the period from June 2, 2020 (inception) through June 30, 2020	4

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2021 and for the period from June 2, 2020 (inception) through June 30, 2020	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES		24

i

INDUSTRIAL TECH ACQUISITIONS, INC.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
Assets
Cash	$105,682	$406,381
Prepaid assets	60,123	110,466
Total current assets	165,805	516,847
Marketable securities held in Trust Account	77,007,185	77,000,788
Total Assets	$77,172,990	$77,517,635

Liabilities and Stockholders’ Equity
Accounts payable	$46,402	$109,432
Due to related party	1,816	1,816
Working Capital Loans	100,000	—
Total current liabilities	148,218	111,248
Warrant liability	12,921,622	13,391,430
Deferred underwriters’ discount	2,668,260	2,668,260
Total liabilities	15,738,100	16,170,938

Commitments
Class A common stock subject to possible redemption, 7,623,600 and 5,578,881 shares at redemption value, respectively	77,007,185	56,346,693

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 151,236 and 2,195,955 shares issued and outstanding (excluding 7,623,600 and 5,578,881 shares subject to possible redemption), respectively	15	220
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 1,905,900 shares issued and outstanding	191	191
Additional paid-in capital	24,794	7,256,247
Accumulated deficit	(15,597,295)	(2,256,654)
Total stockholders’ equity (deficit)	(15,572,295)	5,000,004

Total Liabilities and Stockholders’ Equity (Deficit)	$77,172,990	$77,517,635

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			For the period from
			June 2, 2020
	Three months ended	Six months ended	(inception) through
	June 30, 2021	June 30, 2021	June 30, 2020
Operating costs	$287,860	$388,184	$1,816
Loss from operations	(287,860)	(388,184)	(1,816)

Other income
Bank interest income	28	172	-
Trust interest income	2,794	6,397	-
Unrealized gain on change in fair value of warrants	1,949,504	469,808	-
Total other income	1,952,326	476,377	-

Net income (loss)	$1,664,466	$88,193	$(1,816)

Basic and diluted weighted average shares outstanding, common stock subject to redemption (Note 2)	7,623,600	7,623,600	-
Basic and diluted net income per Class A common stock (Note 2)	$0.00	$0.00	$-

Basic and diluted weighted average shares outstanding, common stock (Note 2)	2,057,136	2,057,136	1,875,000 (1)
Basic and diluted net income (loss) per common stock (Note 2)	$0.81	$0.04	$(0.00)

(1)	Excludes up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional		Total Stockholders’
	Common Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance as of December 31, 2020	2,195,955	$220	1,905,900	$191	$7,256,247	$(2,256,654)	$5,000,004
Change in Class A common stock subject to possible redemption	(2,044,719)	(205)	—	—	(7,231,453)	(13,426,040)	(20,657,698)
Net loss	—	—	—	—	—	(1,576,273)	(1,576,273)
Balance as of March 31, 2021	151,236	$15	1,905,900	$191	$24,794	$(17,258,967)	$(17,233,967)
Change in Class A common stock subject to possible redemption	—	—	—	—	—	(2,794)	(2,794)
Net income	—	—	—	—	—	1,664,466	1,664,466
Balance as of June 30, 2021	151,236	$15	1,905,900	$191	$24,794	$(15,597,295)	$(15,572,295)

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS, INC.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

FOR THE PERIOD FROM JUNE 2, 2020 (INCEPTION) THROUGH JUNE 30, 2020

	Class A		Class B		Additional		Total Stockholders’
	Common Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	(Deficit)

Balance as of June 2, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Class B common stock issued to Sponsor	—	—	2,156,250	216	24,784	—	25,000
Net loss	—	—	—	—	—	(1,816)	(1,816)
Balance as of June 30, 2020	—	$—	2,156,250	$216	$24,784	$(1,816)	$(23,184)

(1)	Includes up to 281,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the period from
		June 2, 2020
	Six months ended	(inception) through
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$88,193	$(1,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,397)	—
Unrealized gain on change in fair value of warrants	(469,808)	—
Formation costs paid by related parties	—	1,816
Changes in current assets and current liabilities:
Prepaid assets	50,343	—
Deferred offering costs	—	(71,390)
Accounts payable	(63,030)	—
Net cash used in operating activities	(400,699)	(71,390)

Cash Flow from Financing Activity:
Proceeds from issuance of founder shares	—	25,000
Proceeds from issuance of promissory note to related party	—	50,000
Proceeds from Working Capital Loans	100,000	—
Net cash provided by financing activities	100,000	75,000

Net Change in Cash	(300,699)	3,610
Cash - Beginning	406,381	—
Cash - Ending	$105,682	$3,610

The accompanying notes are an integral part of these unaudited condensed financial statements.

INDUSTRIAL TECH ACQUISITIONS, INC.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

Industrial Tech Acquisitions, Inc. is a newly organized blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (“Business Combination”). The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The Company’s efforts to identify a prospective target business will not be limited to a particular industry or geographic location.

The Company has selected December 31 as its fiscal year end.

As of June 30, 2021, the Company had not yet commenced any operations. All activity for the period from June 2, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and, since the closing of the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO and will recognize changes in the fair value of warrant liability as other income (expense).

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

Liquidity

As of June 30, 2021, the Company had cash outside the Trust Account of $105,682 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of June 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $175,000 which were repaid upon the IPO (as described in Note 5), the remaining net proceeds from the IPO, the sale of the Over-allotment Units and the sale of Private Placement Warrants (as described in Note 3 and 4), and the proceeds from the Working Capital Loans of $100,000 (as described below).

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2021, $100,000 of the Working Capital Loans was outstanding.

On June 3, 2021, the Company issued a convertible promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $250,000. The convertible promissory note is non-interest bearing and payable on the date on which the Company consummates a Business Combination. The unpaid principal amount under the convertible promissory note (up to $250,000) may be converted at the option of the Sponsor into warrants to purchase shares of Class A common stock at a price of $1.00 per warrant upon the consummation of a Business Combination. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, the outstanding balance under the convertible promissory note was $100,000. The Sponsor irrevocably waived the conversion feature of such convertible promissory note, and it will be repaid in cash at the closing of the Business Combination.

Based on the foregoing, management believes that the Company has sufficient liquidity to meet its anticipated obligations until the earlier of the consummation of the initial Business Combination or liquidation.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for the fair presentation of the financial position as of June 30, 2021 and the results of operations and cash flows for the period presented and should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on September 10, 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, the assets held in the Trust Account were held in treasury funds.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. As of June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 7,623,600 and 5,578,881 shares of Class A common stock subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net Income (Loss) Per Common Stock

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common stock outstanding during the period. An aggregate of 7,623,600 Class A common stock subject to possible redemption at June 30, 2021 was excluded from the calculation of basic income per share of common stock since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At June 30, 2020, weighted average shares were reduced for the effect of an aggregate of 281,250 shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). The Company has not considered the effect of the warrants sold in the IPO and Private Placement to purchase an aggregate of 10,938,976 shares of the Company’s Class A common stock in the calculation of diluted income (loss) per share, since they are not yet exercisable. Below is a reconciliation of the net income (loss) per common stock:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021	For the Period from June 2, 2020 (Inception) through June 30, 2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest income on marketable securities held in Trust Account	$2,794	$6,397	$—
Net earnings	$2,794	$6,397	$—
Denominator: Weighted average Redeemable Class A Common Stock
Basic and diluted weighted average shares outstanding, Redeemable Class A Common Stock	7,623,600	7,623,600	—
Basic and diluted net earnings per share, Redeemable Class A Common Stock	$0.00	$0.00	$—

Non-Redeemable Common Stock
Numerator: Net income (loss) minus net earnings
Net income (loss)	$1,664,466	$88,193	$(1,816)
Net earnings attributable to Redeemable Class A Common Stock	(2,794)	(6,397)	—
Non-redeemable net income (loss)	$1,661,672	$81,796	$(1,816)
Denominator: Weighted average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Non-Redeemable Common Stock	2,057,136	2,057,136	1,875,000
Basic and diluted net income (loss) per share, Non-Redeemable Common Stock	$0.81	$0.04	$(0.00)

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

The fair value of Private Placement Warrants is based on a valuation model utilizing management judgment and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the Private Placement Warrants is classified as Level 3. See Note 6 for additional information on assets and liabilities measured at fair value.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Due to Related Parties

As of June 30, 2021 and December 31, 2020, related parties paid an aggregate of $1,816 on behalf of the Company to pay for formation costs.

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

On June 3, 2021, the Company issued a convertible promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $250,000. The convertible promissory note is non-interest bearing and payable on the date on which the Company consummates a Business Combination. The unpaid principal amount under the convertible promissory note (up to $250,000) may be converted at the option of the Sponsor into warrants to purchase shares of Class A common stock at a price of $1.00 per warrant upon the consummation of a Business Combination. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, the outstanding balance under the Working Capital Loans was $100,000. The Sponsor irrevocably waived the conversion feature of such convertible promissory note, and it will be repaid in cash at the closing of the Business Combination.

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

Administrative Support Agreement

Commencing on September 8, 2020, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services. For the six months ended June 30, 2021, the Company incurred $60,000 of administrative services under this arrangement. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 6 — Recurring Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$77,007,185	$77,007,185	$—	$—
	$77,007,185	$77,007,185	$—	$—
Liabilities:
Warrant Liability	$12,921,622	$8,385,960	$—	$4,535,662
	$12,921,622	$8,385,960	$—	$4,535,662

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
	2020	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Money Market held in Trust Account	$77,000,788	$77,000,788	$—	$—
	$77,000,788	$77,000,788	$—	$—
Liabilities:
Warrant Liability	$13,391,430	$—	$—	$13,391,430
	$13,391,430	$—	$—	$13,391,430

The following table sets forth a summary of the changes in the fair value of the warrant liability (Level 3) for the six months ended June 30, 2021:

Warrant Liability
Fair value as of December 31, 2020	$13,391,430
Transfer out to Level 1 from Level 3	(8,385,960)
Revaluation of warrant liability included in other income within the statement of operations for the six months ended June 30, 2021	(469,808)
Fair value as of June 30, 2021	$4,535,662

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

On October 13, 2020, the Company consummated the sale of an additional 123,600 Over-allotment Units that were subject to the underwriters’ over-allotment option at $10.00 per Unit, generating gross proceeds of $1,236,000. In connection with the closing of the purchase of the Over-allotment Units, the Company sold an additional 37,080 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $37,080. Following the closing of the over-allotment option, additional $1,248,360 has been placed in the Company’s Trust Account (defined as below) established in connection with the IPO. On October 13, 2020, 250,350 founder shares were forfeited.

As of June 30, 2021 and December 31, 2020, the total amount of deferred underwriting fee was $2,668,260.

Unit Purchase Option

The Company sold to Maxim Group LLC (“Maxim”), the representative of the underwriters (and/or its designees), for $100, an option to purchase up to a total of 200,000 units (or 230,000 units if the underwriters’ over-allotment option was exercised in full) exercisable, in whole or in part, at $11.50 per unit, commencing on the later of (i) the consummation of a Business Combination, or (ii) six months from September 11, 2020. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the Effective Date. The Company accounted for the Unit Purchase Option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to stockholders’ equity. The Company estimated the fair value of the unit purchase option is $390,000 (or $1.95 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option to be granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 27.49%, (2) risk-free interest rate of 0.26% and (3) expected life of five years. The expected volatility was determined by the Company based on the historical volatilities of a set of comparative special purpose acquisition companies (“SPAC”), and the risk-fee interest rate was determined by reference to the U.S. Treasury yield curve in effect for time period equals to the expected life of the unit purchase option. The option and the 200,000 units (or 230,000 units if the underwriters’ over-allotment option is exercised in full), as well as the 200,000 shares of Class A common stock (or 230,000 shares if the underwriters’ over-allotment option is exercised in full), and the warrants to purchase 200,000 shares of Class A common stock (or 230,000 shares if the underwriters’ over-allotment option is exercised in full) that may be issued upon exercise of the option, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the Effective Date or the commencement of sales in the IPO pursuant to Rule 5110(g)(1) of FINRA’s Rules, during which time the option may not be sold, transferred, assigned, pledged or hypothecated, or be subject of any hedging, short sale, derivative or put or call transaction that would result in the economic disposition of the securities. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following September 11, 2020 except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holders’ demand and “piggy-back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of shares of Class A common stock at a price below its exercise price. The Company will have no obligation to net cash settle the exercise of the purchase option or the warrants underlying the purchase option. The holder of the purchase option will not be entitled to exercise the purchase option or the warrants underlying the purchase option unless a registration statement covering the securities underlying the purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the purchase option or underlying warrants, the purchase option or warrants, as applicable, will expire worthless.

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

On June 28, 2021, the Company and Arbe entered into the First Amendment (the “Amendment”) to the Business Combination Agreement, pursuant to which, the parties agreed to extend the outside deadline by which their business combination must be completed from August 31, 2021 to October 31, 2021.

Note 8 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 1,000,000 preferred shares at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were no shares of preferred shares issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 100,000,000 shares of Class A common stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, the Company has issued an aggregate of 151,236 and 2,195,955 shares of Class A common stock, excluding 7,623,600 and 5,578,881 shares of Class A common stock subject to possible redemption, respectively.

The Company determined the common stock subject to redemption to be equal to the amount of the marketable securities held in the Trust Account while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the PIPE Investment and associated PIPE Subscription Agreements, it was concluded that the redemption value should include all the Public Shares resulting in the common stock subject to possible redemption being equal to $77,007,185 (approximately $10.10 per share). This resulted in a measurement adjustment to the initial carrying value of the common stock subject to redemption with the offset recorded to additional paid-in capital and accumulated deficit.

Class B Common Stock — The Company is authorized to issue a total of 20,000,000 shares of Class B common stock at par value of $0.0001 each. At June 24, 2020, the Company issued 1,725,000 shares of Class B common stock to its initial stockholder, Industrial Tech Partners, LLC, for $25,000, or approximately $0.014 per share. The founder shares include an aggregate of up to 225,000 shares subject to forfeiture if the over-allotment option is not exercised by the underwriters in full. On August 13, 2020, the Company effected a 0.25 for 1 stock dividend for each share of Class B common stock outstanding, resulting in the initial stockholder holding an aggregate of 2,156,250 shares of Class B common stock (up to 281,250 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). On October 13, 2020, 250,350 founder shares were forfeited. As of June 30, 2021 and December 31, 2020, there were 1,905,900 shares of Class B common stock issued and outstanding.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Compa ny” are to Industrial Tech Acquisitions, Inc., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

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

For the three months ended June 30, 2021, we had a net income of $1,664,466 which was comprised of operating costs of $287,860, interest income of $2,794 from marketable securities held in our Trust Account, interest income of $28 from our bank account, and unrealized gain on change in fair value of warrants of $1,949,504.

For the six months ended June 30, 2021, we had a net income of $88,193 which was comprised of operating costs of $388,184, interest income of $6,397 from marketable securities held in our Trust Account, interest income of $172 from our bank account, and unrealized gain on change in fair value of warrants of $469,808.

For the period from June 2, 2020 (inception) through June 30, 2020, we had a net loss of $1,816, which was comprised of operating costs of $1,816.

Liquidity and Capital Resources

As of June 30, 2021, we had cash outside the Trust Account of $105,682 available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for our use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of June 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through June 30, 2021, our liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, advances from the Sponsor in an aggregate amount of $175,000 which were repaid upon the IPO (as described in Note 5), the remaining net proceeds from the IPO, the sale of the Over-allotment Units and the sale of Private Placement Warrants (as described in Note 3 and 4), and the proceeds from the Working Capital Loans of $100,000 (as described below).

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be convertible into private placement-equivalent warrants at a price of $1.00 per warrant (which, for example, would result in the holders being issued 1,500,000 warrants if $1,500,000 of notes were so converted), at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

On June 3, 2021, we issued a convertible promissory note to the Sponsor, pursuant to which the Sponsor agreed to loan to us up to $250,000. The convertible promissory note is non-interest bearing and payable on the date on which we consummate a Business Combination. The unpaid principal amount under the convertible promissory note (up to $250,000) may be converted at the option of the Sponsor into warrants to purchase shares of Class A common stock at a price of $1.00 per warrant upon the consummation of a Business Combination. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, the outstanding balance under the convertible promissory note was $100,000. The Sponsor irrevocably waived the conversion feature of such convertible promissory note, and it will be repaid in cash at the closing of the Business Combination.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on our results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, our results of operations, financial position and cash flows may be materially adversely affected.

Based on the foregoing, management believes that we have sufficient liquidity to meet our anticipated obligations until the earlier of the consummation of the initial Business Combination or liquidation.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, and in light of the SEC’s Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies, promulgated on April 12, 2021, our chief executive officer (who serves as our principal executive officer and principal financial officer) has concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the 10-K/A filed May 21, 2021, a material weakness existing and our disclosure controls and procedures were not effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended of June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on September 10, 2020 (the “Prospectus”), in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on June 4, 2021 (the “First Quarterly Report”), in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 31, 2021 (the “Annual Report”), and in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, filed with the SEC on May 24, 2021 (the “Restated Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. For risk factors related to Arbe and our business combination with Arbe, see the Registration Statement on Form F-4 (the “Registration Statement”) Arbe has filed with the SEC, which includes our preliminary proxy statement, and a preliminary prospectus in connection with the proposed transactions involving Arbe and the Company. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Prospectus, the First Quarterly Report, the Annual Report, the Restated Annual Report and the Registration Statement. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 13, 2021, our Sponsor, Industrial Tech Partners, LLC, confirmed in writing its agreement to irrevocably waive its conversion rights under the Promissory Note (“Promissory Note”), dated June 3, 2021, made by us, as borrower, in favor of the Sponsor, having a principal amount of up to $250,000.  As of the date of this Quarterly Report on Form 10-Q, there is $100,000 outstanding under the Promissory Note.  Further, the Sponsor confirmed and agreed that that the Promissory Note would only be repaid in the event that we close a business combination. If we do not consummate a business combination, the outstanding amount of the Promissory Note will be forgiven in full and will not be repaid.  A copy of the confirmation letter and agreement is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1.	Amendment No. 1 to Business Combination Agreement, by and among Industrial Tech Acquisitions, Inc., Arbe Robotics Ltd. and Autobot MergerSub, Inc., dated as of June 28, 2021 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Industrial Tech Acquisitions, Inc. filed with the SEC on June 30, 2021).
10.1	Promissory Note, dated June 3, 2021, issued by Industrial Tech Acquisitions, Inc. to Industrial Tech Partners, LLC (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q of Industrial Tech Acquisitions, Inc. for the quarterly period ended March 31, 2021 filed with the SEC on June 4, 2021).
10.2*	Confirmation Letter and Agreement, dated as of August 13, 2021, by Industrial Tech Partners, LLC and acknowledged by Industrial Tech Acquisitions, Inc.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL TECH ACQUISITIONS, INC.

Date: August 16, 2021		/s/ E. Scott Crist
	Name:	E. Scott Crist
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021		/s/ R. Greg Smith
	Name:	R. Greg Smith
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)